Form 10QSB
period 2000-03-31
GARNER INVESTMENTS INC
filed 2000-07-21
CIK 1087734

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2000                                           0-26317


                             GARNER INVESTMENTS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         84-1384961
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                214 South Center Street, Casper, Wyoming, 82601
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   780,000 common shares as of March 31, 2000

                            GARNER INVESTMENTS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    For the Three-Months Ended March 31, 2000

                                   (Unaudited)


                                                            GARNER INVESTMENTS, INC.
                                                         (A Development Stage Company)
                                                                 Balance Sheet
                                                   For the Three-Months Ended March 31, 2000
                                                                  (Unaudited)


                                                                     Three-Months                Three-Months
                                                                         Ended                       Ended
ASSETS:                                                                  March 31, 2000         March 31, 1999
                                                                   ----------------------------------------------
Current Assets:
   Cash                                                                        $ 309                       $ 524
                                                                   ------------------          ------------------

Total Current Asset                                                              309                         524

Total Assets                                                                   $ 309                       $ 524
                                                                   ==================          ==================

LIABILITIES & STOCKHOLDERS EQUITY

Stockholders' Equity (Note 3):
   50,000,000 shares authorized $.001 par value,
     780,000 shares issued and outstanding.                                      780                         780
   Additional paid-in capital                                                  1,470                       1,470
   Deficit accumulated during the
     development stage                                                        (1,941)                     (1,726)
                                                                   ------------------          ------------------

Total Liabilities & Stockholders' Equity                                       $ 309                       $ 524
                                                                   ==================          ==================
   The accompanying notes are an integral part of these financial statements.



                                                            GARNER INVESTMENTS, INC.
                                                         (A Development Stage Company)
                                                            Statement of Operations
                                                   For the Three-Months Ended March 31, 2000
                                                                  (Unaudited)

                                                                                                            Feb. 13, 1997
                                                                      March 31,         March 31,           Inception to
                                                                        2000              1999             March 31, 2000
                                                                     ------------      ------------       ------------------

              Revenue

                                                                             $ -               $ -                      $ -


              Costs and Expenses:

                 Office Expenses                                               -                 -                      356
                 Filing Fees                                                   -                25                       85
                 Audit Fees                                                    -                 -                    1,500
                                                                     ------------      ------------       ------------------

              Net Loss                                                       $ -              ($25)                 ($1,941)
                                                                     ============      ============       ==================

              Per share information:

                 Weighted average number

                 of common shares outstanding                            780,000           780,000                  780,000
                                                                     ------------      ------------       ------------------

              Net Loss per common share                                   *                 *                     *
                                                                     ============      ============       ==================


   The accompanying notes are an integral part of these financial statements.


                                                                    GARNER INVESTMENTS, INC.
                                                                      Stockholders' Equity
                                                                         March 31, 2000
                                                                          (Unaudited)

                                                        COMMON STOCKS                  Additional  Retained      Total
                                                                                        Paid-In    Earnings   Stockholder's
                                                  Shares             Amount             Capital    (Deficit)     Equity
                                                  ------             ------             ---------  ---------  -------------
Issuance of Stocks for Cash                        480,000              $ 480             $ 1,020         $ -      $ 1,500

Net Deficit 12/31/97                                     -                  -                   -        (144)        (144)
                                                  --------              -----             -------      -------    ---------
Balance December 31, 1997                          480,000                480               1,020        (144)       1,356
                                                  --------              -----             -------      -------    ---------
Issuance of Stocks for Cash                        300,000                300                 450           -          750

Net Deficit 12/31/98                                     -                  -                   -      (1,557)      (1,557)
                                                  --------              -----             -------      -------    ---------
Balance December 31, 1998                          780,000                780               1,470      (1,701)         549
                                                  --------              -----             -------      -------    ---------
Net Deficit 12/31/99                                     -                  -                   -        (240)        (240)
                                                  --------              -----             -------      -------    ---------
Balance December 31, 1999                          780,000                780               1,470      (1,941)         309
                                                  --------              -----             -------      -------    ---------
Net Deficit 3/31/2000                                    -                  -                   -           -            -
                                                  --------              -----             -------      -------    ---------
Balance March 31, 2000                             780,000              $ 780             $ 1,470    $ (1,941)       $ 309
                                                  ========              =====             =======      =======    =========


  The accompanying notes are an integral part of these financial statements.


                                                                    GARNER INVESTMENTS, INC.
                                                                 (A Development Stage Company)
                                                                    Statement of Cash Flows
                                                            For the Three-Months Ended March 31 2000
                                                                          (Unaudited)

                                                                                                            Feb. 13, 1997
                                                                         March 31,        March 31,         Inception to
                                                                            2000             1999           Mar. 31, 2000
                                                                         -----------      -----------      ----------------

             Cash Flows from Operating Activities:

                Net Loss                                                     $ (215)         $(1,525)             $ (1,941)

                Decrease in Investment                                            -              750                   750
                                                                         -----------      -----------      ----------------

             Net cash provided by operating activities                         (215)            (775)                 (990)

             Cash Flows from Financing Activities:

               Proceeds from stock issuance, net of
                  issuance costs.                                                 -              750                   750
                                                                         -----------      -----------      ----------------

             Net Cash Provided by Financing Activities                            -              750                   750
                                                                         -----------      -----------      ----------------

             Net Decrease in Cash and Cash Equivalent                          (215)             (25)                 (240)

             Beginning Cash and Cash Equivalent                                 524              549                   549
                                                                         -----------      -----------      ----------------

             Ending Cash and Cash Equivalent                                  $ 309            $ 524                 $ 309
                                                                         ===========      ===========      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year for:

     Interest                                                                     -                -                     -
     Income Taxes                                                                 -                -                     -



   The accompanying notes are an integral part of these financial statements.

                            GARNER INVESTMENTS, INC.

                          (A Development Stage Company)

                                 March 31, 2000

                                   (Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Organization
         ------------

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

         Basis of Presentation
         ---------------------

         The company is primarily engaged in general investing. The authorized capital stock of the corporation is 50,000,000 shares of common stock at $0.001 par value. There are no preferred stock authorized or issued.

         Cash and Cash Equivalent
         ------------------------

         The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

         Revenue Recognition
         -------------------

         Revenue is recognized when earned and expenses are recognized when they occur.

         Use of Estimates
         ----------------

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

                                 March 31, 2000

                                   (Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         --------------------------------------------------

         Net Loss Per Share
         ------------------

         Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Note 2 - FEDERAL INCOME TAXES
         --------------------

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

Note 3 - STOCKHOLDERS' EQUITY
         --------------------

         During the period, the Company issued 780,000 shares of its $0.001 par value common stock, to various investors for cash of $2,250.

Note 4 - RELATED PARTY TRANSACTION
         -------------------------

         The officers and directors of this company are also officers and directors of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME QUARTER IN 1999

     The Company had no revenues in the quarter ended May 31, 2000 or in 1999. The Company incurred no expenses in the quarter in 2000 and $75 in the quarter in 1999. The company had no gain or loss in the period in 2000 and a net loss of ($25) in the period in 1999. The loss per share was none in the quarter in 2000 and ($.00) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no liquid assets or cash. Its sole capital resources are it shares of stock with which to make private placements.



                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  Director Donn Douglass died in January 2000. As of March 31, 2000, a new director has been appointed who is Ronald A. Shogren.

                        Ronald A. Shogren, age 57.  Mr. Shogren attended Eastern
                  Montana College. Mr. Shogren is the past Exalted Rule of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed gen-eral contractor from 1976 to present. Mr. Shogren has seven-teen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Services. Mr. Shogren is an officer and director of Shogi, Inc. and Kearney, Inc. since 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000



                                              GARNER INVESTMENTS, INC.

                                              /s/ William A. Erickson
                                              -----------------------------
                                              President