Form 10QSB
period 2000-06-30
GARNER INVESTMENTS INC
filed 2000-08-14
CIK 1087734

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2000                                            0-26317


                             GARNER INVESTMENTS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         84-1384961
--------------------------------                        -------------------
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

                    780,000 common shares as of June 30, 2000

                            GARNER INVESTMENTS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     For the Six-Months Ended June 30, 2000

                                   (Unaudited)


                                                            GARNER INVESTMENTS, INC.
                                                         (A Development Stage Company)
                                                                 Balance Sheet
                                                     For the Six-Months Ended June 30, 2000
                                                                  (Unaudited)


                                                                     Six-Months                Six-Months
                                                                         Ended                  Ended
ASSETS:                                                                  June 30, 2000          June 30, 1999
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



                                                            GARNER INVESTMENTS, INC.
                                                         (A Development Stage Company)
                                                            Statement of Operations
                                                     For the Six-Months Ended June 30, 2000
                                                                  (Unaudited)

                                                                                                            Feb. 13, 1997
                                                                      June 30,          June 30,            Inception to
                                                                        2000              1999              June 30, 2000
                                                                     ------------      ------------       ------------------

              Revenue

                                                                             $ -               $ -                      $ -


              Costs and Expenses:

                 Office Expenses                                               -                90                      356
                 Filing Fees                                                   -                25                       85
                 Audit Fees                                                    -                 -                    1,500
                                                                     ------------      ------------       ------------------

              Net Loss                                                       $ -             ($115)                 ($1,941)
                                                                     ============      ============       ==================

              Per share information:

                 Weighted average number
                 of common shares outstanding                            780,000           780,000                  780,000
                                                                     ------------      ------------       ------------------

              Net Loss per common share                                   *                 *                     *
                                                                     ============      ============       ==================


   The accompanying notes are an integral part of these financial statements.


                                                                    GARNER INVESTMENTS, INC.
                                                                      Stockholders' Equity
                                                                          June 30, 2000
                                                                           (Unaudited)

                                                        COMMON STOCKS                  Additional  Retained      Total
                                                                                        Paid-In    Earnings   Stockholder's
                                                  Shares             Amount             Capital    (Deficit)     Equity
                                                  ------             ------             ---------  ---------  -------------
Issuance of Stocks for Cash                        480,000              $ 480             $ 1,020         $ -      $ 1,500

Net Deficit 12/31/97                                     -                  -                   -        (144)        (144)
                                                  --------              -----             -------      -------    ---------
Balance December 31, 1997                          480,000                480               1,020        (144)       1,356
                                                  --------              -----             -------      -------    ---------
Issuance of Stocks for Cash                        300,000                300                 450           -          750

Net Deficit 12/31/98                                     -                  -                   -      (1,557)      (1,557)
                                                  --------              -----             -------      -------    ---------
Balance December 31, 1998                          780,000                780               1,470      (1,701)         549
                                                  --------              -----             -------      -------    ---------
Net Deficit 12/31/99                                     -                  -                   -        (240)        (240)
                                                  --------              -----             -------      -------    ---------
Balance December 31, 1999                          780,000                780               1,470      (1,941)         309
                                                  --------              -----             -------      -------    ---------
Net Deficit 6/30/2000                                    -                  -                   -           -            -
                                                  --------              -----             -------      -------    ---------
Balance June 30, 2000                              780,000              $ 780             $ 1,470    $ (1,941)       $ 309
                                                  ========              =====             =======      =======    =========


  The accompanying notes are an integral part of these financial statements.


                                                                    GARNER INVESTMENTS, INC.
                                                                 (A Development Stage Company)
                                                                    Statement of Cash Flows
                                                             For the Six-Months Ended June 30, 2000
                                                                          (Unaudited)

                                                                                                            Feb. 13, 1997
                                                                         June 30,         June 30,          Inception to
                                                                            2000             1999           June 30, 2000
                                                                         -----------      -----------      ----------------

             Cash Flows from Operating Activities:

                Net Loss                                                     $    -          $(1,640)             $ (1,941)

                Decrease in Investment                                            -              750                   750
                                                                         -----------      -----------      ----------------

             Net cash provided by operating activities                            -             (890)                 (890)

             Cash Flows from Financing Activities:

               Proceeds from stock issuance, net of
                  issuance costs.                                                 -              750                   750
                                                                         -----------      -----------      ----------------

             Net Cash Provided by Financing Activities                            -              750                   750
                                                                         -----------      -----------      ----------------

             Net Decrease in Cash and Cash Equivalent                             -             (140)                 (140)

             Beginning Cash and Cash Equivalent                                 309              664                   449
                                                                         -----------      -----------      ----------------

             Ending Cash and Cash Equivalent                                  $ 309            $ 524                 $ 309
                                                                         ===========      ===========      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year for:

     Interest                                                                     -                -                     -
     Income Taxes                                                                 -                -                     -



   The accompanying notes are an integral part of these financial statements.

                            GARNER INVESTMENTS, INC.

                          (A Development Stage Company)

                                  June 30, 2000

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

                                  June 30, 2000

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

         As of December 31, 1999, the Company has financial reporting net operating loss carryforwards of approximately $1,941 for which the tax effect has not been recognized for financial reporting purposes. Such losses expire in 2013 if not utilized earlier.

Note 3 - STOCKHOLDERS' EQUITY
         --------------------

         The Company has issued and outstanding 780,000 shares of its $0.001 par value common stock for cash of $2,250.

Note 4 - RELATED PARTY TRANSACTION
         -------------------------

         The officers and directors of this company are also officers and directors of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME QUARTER IN 1999

     The Company had no revenues in the six months ended June 30, 2000 or in 1999. The Company incurred no expenses in the six months in 2000 and $115 in the six months in 1999. The company had no gain or loss in the period in 2000 and a net loss of ($115) in the period in 1999. The loss per share was none in the six months in 2000 and ($.00) in 1999.

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

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000



                                              GARNER INVESTMENTS, INC.

                                              /s/ William A. Erickson
                                              -----------------------------
                                              President