Form 10QSB
period 2000-09-30
GARNER INVESTMENTS INC
filed 2001-01-19
CIK 1087734

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2000                                       0-26317


                             GARNER INVESTMENTS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                         84-1384961
--------------------------------                        -------------------
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

                 780,000 common shares as of September 30, 2000

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

           For February 13, 1997 (Inception Through September 30, 2000

                                   (Unaudited)



                                    GARNER INVESTMENTS, INC.
                                 (A Development Stage Company)
                                         Balance Sheet
                                          (Unaudited)



ASSETS:                                                        September 30, 2000     December 31, 1999
                                                            ----------------------------------------------

Current Assets:
   Cash                                                                 $ 309                $ 309
                                                            ------------------   ------------------

Total Current Asset                                                       309                  309

Total Assets                                                            $ 309                $ 309
                                                            ==================   ==================

LIABILITIES & STOCKHOLDERS EQUITY

Stockholders' Equity (Note 3):
   50,000,000 shares authorized $.001 par value,
     780,000 shares issued and outstanding.                               780                  780
   Additional paid-in capital                                           1,470                1,470
   Deficit accumulated during the
     development stage                                                 (1,941)              (1,941)
                                                            ------------------   ------------------

Total Liabilities & Stockholders' Equity                                $ 309                $ 309
                                                            ==================   ==================


   The accompanying notes are an integral part of these financial statements.



                                            GARNER INVESTMENTS, INC.
                                          (A Development Stage Company)
                                             Statement of Operations
                          For February 13, 1997 (Inception) Through September 30, 2000
                                                   (Unaudited)



                                             Three Months Ended                     Nine Months Ended             February 13, 1997
                                   September 30,          September 30       September 30,       September 30,       Inception to
                                       2000                   1999               2000                1999         September 30, 2000
                                   -------------          ------------     ---------------     ----------------   ------------------


Revenue
                                         $ -                  $ -               $ -                  $ -                  $ -


Costs and Expenses:

   Office Expenses                         -                    -                 -                   50                  356
   Filing Fees                             -                    -                 -                    -                   85
   Audit Fees                              -                    -                 -                    -                1,500
                                  -----------           ----------    ---------------     ----------------     ----------------

Net Loss                                 $ -                  $ -               $ -                 $ 50              $ 1,941
                                  ===========           ==========    ===============     ================     ================

Per share information:

   Weighted average number
   of common shares outstanding      780,000              780,000           780,000              780,000              780,000
                                 ------------           ----------    ---------------     ----------------     ----------------

Net Loss per common share               *                    *                  *                    *                    *
                                 ============           ==========    ===============     ================     ================



   The accompanying notes are an integral part of these financial statements.


                                    GARNER INVESTMENTS, INC.
                                      Stockholders' Equity
                                       September 30, 2000
                                          (Unaudited)



                                              COMMON STOCK          Additional  Retained      Total
                                              ------------
                                                                     Paid-In    Earnings   Stockholder's
                                        Shares          Amount       Capital    (Deficit)     Equity
                                      ----------      ----------     ---------    ---------  -----------
Issuance of Stocks for Cash              480,000           $ 480       $ 1,020         $ -      $ 1,500

Net Deficit                                    -               -             -        (144)        (144)
                                      ----------           -----     ---------    ---------  -----------
Balance December 31, 1997                480,000             480         1,020        (144)       1,356
                                      ----------           -----     ---------    ---------  -----------
Issuance of Stocks for Cash              300,000             300           450           -          750

Net Deficit                                    -               -             -      (1,557)      (1,557)
                                      ----------           -----     ---------    ---------  -----------
Balance December 31, 1998                780,000             780         1,470      (1,701)         549
                                      ----------           -----     ---------    ---------  -----------
Net Deficit                                    -               -             -        (240)        (240)
                                      ----------           -----     ---------    ---------  -----------
Balance December 31, 1999                780,000             780         1,470      (1,941)         309
                                      ----------           -----     ---------    ---------  -----------
Net Deficit                                    -               -             -           -            -
                                      ----------           -----     ---------    ---------  -----------
Balance Sept. 30, 2000                   780,000           $ 780       $ 1,470    $ (1,941)       $ 309
                                      ==========           =====     =========    =========  ===========




   The accompanying notes are an integral part of these financial statements.


                                    GARNER INVESTMENTS, INC.
                                 (A Development Stage Company)
                                    Statement of Cash Flows
                                          (Unaudited)


                                                                                      February 13, 1997
                                                 September 30,      September 30,       Inception to
                                                   2000               1999           September 30, 2000
                                               --------------     --------------     --------------------

Cash Flows from Operating Activities:

   Net Loss                                              $ -           $ (1,640)                $ (1,941)

   Decrease in Investment                                  -                750                      750
                                               --------------     --------------     --------------------

Net cash provided by operating activities                  -               (890)                    (890)

Cash Flows from Financing Activities:

  Proceeds from stock issuance, net of
     issuance costs.                                       -                750                      750
                                               --------------     --------------     --------------------

Net Cash Provided by Financing Activities                  -                750                      750
                                               --------------     --------------     --------------------

Net Decrease in Cash and Cash Equivalent                   -               (140)                    (140)

Beginning Cash and Cash Equivalent                       309                664                      449
                                               --------------     --------------     --------------------

Ending Cash and Cash Equivalent                        $ 309              $ 524                    $ 309
                                               ==============     ==============     ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
     Interest                                              -                  -                        -
     Income Taxes                                          -                  -                        -




   The accompanying notes are an integral part of these financial statements.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                               September 30, 2000
                                   (Unaudited)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Company was incorporated on February 13, 1997, in the State of Wyoming. The Company is in the development stages and was organized for the purpose of general investing. The Company's fiscal year end is December 31. The financial statements are presented on the accrual basis of accounting.

         Basis of Presentation

         Development Stage Company

         The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Cash and Cash Equivalent

         The purposes of the cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Use of Estimates

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                               September 30, 2000
                                   (Unaudited)



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)


         Earnings (Loss) Per Share

         Earning (loss) per share is calculated using the basic weighted average number of common stock outstanding. Net loss per share - diluted is not presented because the inclusion of common share equivalent would be anti-dilutive.

         Income Taxes

         The Company accounts for income taxes in accordance with SFAS No 109, Accounting for Income Taxes, which requires the use of the liability method. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                               September 30, 2000
                                   (Unaudited)



Note 2 - FEDERAL INCOME TAXES

          There have been no provisions for U.S. Federal, state, or foreign income taxes any period because the Company has incurred losses in all periods and for all jurisdictions.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. Significant components of deferred tax assets are as follows:

                  Deferred tax assets
                           Net operating loss carryforwards          $  1,941
                           Valuation allowance for deferred tax        (1,941)
                                                                     ---------
                  Net deferred tax assets                            $      -0-
                                                                     ==========

          Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $1,941 for federal income tax purpose. These carryforwards, if not utilized to offset taxable income begin to expire in 2012. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations by the Internal Revenue Code and similar state provisions. Then annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 -  CAPITAL TRANSACTIONS

          The Article of Incorporation authorized 50,000,000 shares of common stock with a par value of $0.001 per share. During the period, the Company issued 780,000 shares of its $0.001 par value common stock, to various investors for cash of $2,250.

Note 4 - RELATED PARTY TRANSACTION

          The officers and directors of this company are also officers and directors of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

     The Company had no revenues in the nine month period ended September 30 in 2000 or 1999. The Company incurred no expenses in the nine month period in $2000 as compared to $50 in expenses in the period in 1999. The Company had no profit or loss in the nine months ended September 30, 2000 compared to a ($50) loss in the same period in 1999.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME QUARTER IN 1999

     The Company had no revenues in the quarter in 2000 or 1999. The Company incurred no expenses in the quarter in 2000 or 1999. The Company had no profit or loss in the quarter in 2000 or 1999.


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

Date: January 19, 2001



                                              GARNER INVESTMENTS, INC.



                                              /s/ William A. Erickson
                                              -----------------------------
                                              President