Form 10KSB
period 2000-12-31
GARNER INVESTMENTS INC
filed 2001-04-16
CIK 1087734

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2000

                         Commission file number 0-26317

                            GARNER INVESTMENTS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Wyoming                             84-1384961
        -----------                         --------------
  (State of incorporation)        (I.R.S. Employer Identification No.)

                 214 South Center Street, Casper, Wyoming, 82601
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Registrant's telephone number, including
                      area code: None Securities registered
                      pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                               Title of each class

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

State issuer's revenues for its most recent fiscal year.  $0

There were 780,000 shares of the Registrant's common stock outstanding as of December 31, 2000.

The aggregate market value of the 360,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2000.

                                TABLE OF CONTENTS

PART I

         Item 1.   Description of Business
         Item 2.   Description of Property
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters
         Item 6.   Management's Discussion and Analysis or Plan of Operation
         Item 7.   Financial Statements
         Item 8.   Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  BUSINESS
         --------

         History
         -------

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

         Financial Information About Industry Segments
         ---------------------------------------------

         See "Financial Statements and supplementary Data," Item 7 below.

         Narrative Description of Business
         ---------------------------------

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

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

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


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

            The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 214 South Center Street, Casper, Wyoming, 82601. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2000, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                 2000               High          Low
                           First quarter             *             *
                           Second quarter            *             *
                           Third quarter             *             *
                           Fourth quarter            *             *


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

         As of December 31, 2000, there were 42 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations For year Ended December 31, 2000 as Compared to Year Ended
--------------------------------------------------------------------------------
December 31, 1999
-----------------

The Company has experienced $50 in expenses, including interest, for 2000 compared to $240 in 1999. The Company had revenues of $0 in 2000 compared to $0 in 1999. The Company had a loss of ($50) in 2000 compared to a loss of ($240) in 1999. The loss per share was nominal in the period in both 2000 and 1999. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.


Liquidity and Capital Resources
-------------------------------

The Company had a cash balance at the end of the year of $259. The current assets exceed current liabilities by $259. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-9.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
Section 16(a)
-------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:

          Name           Age        Position                           Term
          ----          -----       --------                           ----

William A. Erickson      68         President and Director             Annual
Michael R. Butler        47         Secretary/Treasurer and Director   Annual
Ronald A. Shogren        57         Director                           Annual

     WILLIAM A. ERICKSON, age 68, is President and a Director of the Company. Mr. Erickson graduated from the University of Wyoming in 1959 with a Bachelor of Science degree in Education. He served in the Armed Forces from 1950 to 1955. He has been associated with the real estate business for forty years, starting in 1960 when he received his real estate license. He qualified as a real estate broker in 1986. Mr. Erickson is currently working toward an Associate of Applied Science Degree/Computer Science with Business option. Mr. Erickson was a Director and officer of Bird-Honomichl, Inc. (1994-1998). Mr. Erickson is currently an Officer and Director of Garner Investments, Inc., Fuels, Inc., Prairie, Inc., and was an officer and Director of Kearney, Inc. (1999 - 2000), and is a President of The Art Boutique, Inc. He has been an Officer and Director of Tempus, Inc. (1997 - May 2000) and is President and Director of Garner Investments, Inc.

     Michael R. Butler, age 47, is Secretary/Treasurer and a Director of the Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil City Printers, a commercial printing business (since 1988). Mr. Butler is a Director and Secretary/Treasurer of The Art Boutique, Inc. (since 1996), Phillips 44, Inc., (since 1998) and Tempus, Inc. (since 1997).

     Ronald A. Shogren, age 57. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Rule of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Services. Mr. Shogren is an officer and director of Shogi, Inc. and Kearney, Inc. since 1999.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

        1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

         a.       William A. Erickson       President and Director
         b.       Michael R. Butler         Secretary and Director

        2.       For each person, listed by subparagraph letter above:

Number of late              Number of                 Known failures
reports                     transactions not          to file forms required
                            reported on a
                            timely basis
--------------              ----------------          ----------------------

a.       1                      none                            1

b.       1                      none                            1

Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------
                          Year Ended December 31, 2000

                                    Annual Compensation                         Awards

Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

William  A. Erickson,    2000      0          0             0                       0                      0
President                --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------


------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Michael R. Butler,       2000      0          0             0                       0                      0
Secretary                --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Ronald A. Shogren,       2000      0          0             0                       0                      0
Secretary
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         1999      0          0             0                       0                      0

                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0



         The Company has no employee incentive stock option plan.

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

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                               Cash Compensation                    Security Grants
Name                      Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                          Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
------------------------- ----------------- -------------- --------------------- ------------- --------------------------

A. Director               0                 0              0                     0             0
William A. Erickson

B. Director               0                 0              0                     0             0
Michael R. Butler

C.  Director              0                 0              0                     0             0
Ronald A. Shogren


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                               Number of         Percentage of
                  Name                       Shares Owned            Class
------------------------------------- -------------------- --------------------
William A. Erickson                               140,000                17.9%
Michael R. Butler                                 140,000                17.9%
Ronald A. Shogren                                       0                    0
Maureen Douglass                                  140,000                17.9%
Officers and Directors as a group                 420,000                 53.7

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

For information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock, see "Risk Factors - Rule 144 Sales."

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

Transactions with Management and Others
---------------------------------------

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         ---------------------------------

          The following documents are filed as part of this report:

          1.       Reports on Form 8-K:  None

          2.       Exhibits:




                                      INDEX
Regulation
S-K Number               Exhibit                              Page Number
----------               -------                              -----------

3.1               Articles of Incorporation          *Incorporated by reference
                                                     to Registration Statement
                                                     #000-26317

3.2               Bylaws                             *Incorporated by reference
                                                     to Registration Statement
                                                     #000-26317

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GARNER INVESTMENTS, INC.
                                            (Registrant)

Date:  April 10, 2001
                                            /s/ William A. Erickson
                                            ------------------------------------
                                            William A. Erickson, President


                                            DIRECTORS:


                                            /s/ William A. Erickson
                                            ------------------------------------
                                            William A. Erickson



                                            /s/ Michael R. Butler
                                            ------------------------------------
                                            Michael R. Butler



                                            /s/ Ronald A. Shogren
                                            ------------------------------------
                                            Ronald A. Shogren