Form 10-Q
period 2008-06-30
GARNER INVESTMENTS INC
filed 2008-08-11
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For the quarterly period ended June 30, 2008

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to ___________

                       Commission file number: 333-147368

                            GARNER INVESTMENTS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                     84-1384961
----------------------------                     ------------------------
      (State of Incorporation)                   (IRS Employer ID Number)


                       PO Box 3412, Casper, Wyoming 82602
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  307-472-3000
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                           Yes  [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                      Accelerated filer [  ]
Non-accelerated filer   [  ]                      Smaller reporting company [X]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [  ]     No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 4, 2008, there were 4,280,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                              PAGE
                                                                                       ----

         Balance Sheets - June 30, 2008 and  December 31, 2007                          F-1

         Statements of Operations  -
                  Six and Three months ended June 30, 2008 and 2007 and From
                  February 13, 1997 (Inception) to June 30, 2008                        F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to June 30, 2008                  F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2008 and 2007 and
                  From February 13, 1997 (Inception) to June 30, 2008                   F-4

         Notes to the Financial Statements                                              F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - NOT APPLICABLE      3

Item 4. Controls and Procedures                                                           3

Item 4T.  Controls and Procedures                                                         4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                                4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      4
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                                 5

Item 4.  Submission of Matters to a Vote of Security Holders - NOT APPLICABLE             5

Item 5.  Other Information - NOT APPLICABLE                                               5

Item 6.  Exhibits                                                                         5

SIGNATURES                                                                                6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             June 30,         December 31,
                                                                               2008              2007
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)
Assets
        Current Assets:
               Cash                                                       $            -    $            -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------

        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------

Total Assets                                                              $        3,500    $        3,500
                                                                          ===============   ===============


Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                           $            -    $            -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                      -                 -

Stockholders' Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at June 30, 2008 and December 31, 2007, respectively                     4,280             4,280
        Additional paid-in capital                                                 5,220             1,470
        Deficit accumulated during the development stage                          (6,000)           (2,250)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                          3,500             3,500
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                $        3,500    $        3,500
                                                                          ===============   ===============









See the notes to these financial statements.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For The Three Months Ended    For the Six Months Ended      February 13, 1997
                                                             June 30,                     June 30,                (Inception) to
                                                        2008          2007          2008           2007            June 30, 2008
                                                    -----------   -----------    ------------   ------------    ----------------
Revenue:                                            $        -    $        -     $         -    $         -     $             -
                                                    -----------   -----------    ------------   ------------    ----------------

Operational expenses:
         Office expenses                                     -             -               -              -                 665
         Filing fees                                         -             -               -              -                  85
         Audit fees                                          -             -           3,750              -               5,250
                                                    -----------   -----------    ------------   ------------    ----------------

                Total operational expenses                   -             -           3,750              -               6,000
                                                    -----------   -----------    ------------   ------------    ----------------

Net loss                                            $        -    $        -     $    (3,750)   $         -     $        (6,000)
                                                    ===========   ===========    ============   ============    ================

Per share information

Net loss per common share
         Basic                                      $        *    $        *     $         *    $         *
         Fully diluted                                       *             *               *              *
                                                    ===========   ===========    ============   ============

Weighted average number of common
         stock outstanding                           4,280,000       780,000       4,280,000        780,000
                                                    ===========   ===========    ============   ============

         * Less than $(0.01) per share.




















See the notes to these financial statements.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                           Deficit accum
                                                                           Additional        During
                                             Common Stock                    paid-in        Development
                                           Number of shares    Amount        Capital         Stage          Totals
                                          -----------------  -----------   ------------   -------------   ------------
Issuance of stock for cash                        480,000    $      480    $     1,020    $          -    $     1,500
Net loss                                                -             -              -            (144)          (144)
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 1997                       480,000           480          1,020            (144)         1,356
                                          ----------------   -----------   ------------   -------------   ------------

Isssuance of stock for cash                       300,000           300            450               -            750
Net loss                                                -             -              -          (1,557)        (1,557)
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 1998                       780,000           780          1,470          (1,701)           549
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -            (240)          (240)
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 1999                       780,000           780          1,470          (1,941)           309
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -             (50)           (50)
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2000                       780,000           780          1,470          (1,991)           259
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -            (259)          (259)
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2001                       780,000           780          1,470          (2,250)             -
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -               -              -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2002                       780,000           780          1,470          (2,250)             -
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -               -              -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2003                       780,000           780          1,470          (2,250)             -
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -               -              -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2004                       780,000           780          1,470          (2,250)             -
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -               -              -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2005                       780,000           780          1,470          (2,250)             -
                                          ----------------   -----------   ------------   -------------   ------------

Issuance of stock for oil lease                 3,500,000         3,500              -               -          3,500
Net loss                                                -             -              -               -              -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2006                     4,280,000         4,280          1,470          (2,250)         3,500
                                          ----------------   -----------   ------------   -------------   ------------

Net loss                                                -             -              -               -              -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2007                     4,280,000         4,280          1,470          (2,250)         3,500
                                          ----------------   -----------   ------------   -------------   ------------

Shareholder capital contribution                        -             -          3,750               -          3,750
Net loss                                                -             -              -          (3,750)        (3,750)
                                          ----------------   -----------   ------------   -------------   ------------
Balance - June 30, 2008                         4,280,000    $    4,280    $     5,220    $     (6,000)   $     3,500
                                          ================   ===========   ============   =============   ============


See the notes to these financial statements.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         February 13, 1997
                                                                       For the Six Months Ended           (Inception) to
                                                                               June 30,                      June 30,
                                                                        2008              2007                 2008
                                                                   ---------------   ----------------   --------------------

Cash Flows from Operating Activities:
        Net Loss                                                   $       (3,750)   $             -    $            (6,000)

Adjustments to reconcile net loss to net cash used
        in operating activities:                                                -                  -                      -
                                                                   ---------------   ----------------   --------------------

Net Cash Used by Operating Activities                                      (3,750)                 -                 (6,000)
                                                                   ---------------   ----------------   --------------------

Net Cash Used in Investing Activities                                           -                  -                      -
                                                                   ---------------   ----------------   --------------------

Cash Flows from Financing Activities:
        Shareholder payment of accounts payable                             3,750                  -                  3,750
        Proceeds from stock issuance, net of issuance costs                     -                  -                  2,250
                                                                   ---------------   ----------------   --------------------

Net Cash Provided by Financing Activities                                   3,750                  -                  6,000
                                                                   ---------------   ----------------   --------------------

Net Increase (decrease) in Cash                                                 -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                 -                  -                      -
                                                                   ---------------   ----------------   --------------------

Cash and Cash Equivalents - End of Period                          $            -    $             -    $                 -
                                                                   ===============   ================   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                             $            -    $             -    $                 -
                                                                   ===============   ================   ====================
        Cash paid for income taxes                                 $            -    $             -    $                 -
                                                                   ===============   ================   ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
        Issuance of common stock for oil lease                     $            -    $         3,500    $             3,500
                                                                   ===============   ================   ====================












See the notes to these financial statements.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2008

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Garner Investments, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company was originally incorporated for the purpose of general investing. Due to an inability to raise adequate financing the Company was forced to cease operations in 2001. On October 12, 2004, the Company filed a Form 15-12G, with the Securities and Exchange Commission ("SEC") to cease its filing obligations under the Securities Act of 1934. On November 14, 2007, the Company filed a Registration Statement on Form S-1 in order to register its outstanding shares of common stock and resume its SEC filing status.

The Company's fiscal year end is December 31st. The Company's financial statements are presented on the accrual basis of accounting.

BASIS OF PRESENTATION

DEVELOPMENT STAGE COMPANY

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company", as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

INTERIM PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2007. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

GOING CONCERN

The Company's financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $6,000 as of June 30, 2008. The Company did not recognize revenues from its activities during the six months ended June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2008

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

LOSS PER SHARE

SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2008

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51, OR SFAS NO. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

NOTE 2 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2007, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended June 30, 2008, the Company did not issue any shares of its common stock.

During the six months ended June 30, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $3,750.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

We had we had no revenues during the six months ended June 30, 2008. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the six months ended March 31, 2008, our operations were focused on the filing of our Registration Statement on Form S-1, the maintenance of our accounting records and the beginnings of geological evaluations.

We will need substantial additional capital to support our proposed future energy operations. We have NO revenues. We have NO committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

During the three months ended June 30, 2008 and 2007, we did not recognize any revenues from our operations.

During the three months ended June 30, 2008 and 2007, we did not incur any general and administrative.

During the three months ended June 30, 2008, we did not incur a net loss.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

During the six months ended June 30, 2008 and 2007, we did not recognize any revenues from our operations.

During the six months ended June 30, 2008, we incurred general and administrative expenses of $3,750 compared to $0 during the six months ended June 30, 2007. The increase of $3,750 was a result of the performance of the audit of our December 31, 2007 financial statements. A shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

During the six months ended June 30, 2008, we incurred a net loss of $3,750 compared to $0 during the six months ended June 30, 2007. The increase of $3,750 is a direct result of the $3,750 increase in general and administrative expenses as explained above.

LIQUIDITY

We have no cash or other liquid assets at June 30, 2008, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

Due to our lack of operations during the year ended December 31, 2007, we did not have any cash flow activity during the six months ended June 30, 2007.

During the six months ended June 30, 2008, we used $3,750 in operating activities. During the six months ended June 30, 2008, we recognized a net loss of $3,750, which was not adjusted for any non-cash items. During the six months ended June 30, 2008, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

SHORT TERM.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets and liabilities were $0 as of June 30, 2008.

CAPITAL RESOURCES

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE.


ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE.


ITEM 5.  OTHER INFORMATION

            NONE.


ITEM 6.  EXHIBITS

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2   Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           GARNER INVESTMENTS, INC.
                           (REGISTRANT)



Dated: August 11, 2008     By: /s/ Roy C. Smith
                               -----------------------------------------
                           Roy C. Smith (Principal Executive Officer,
                           President and Chief Executive Officer)




Dated: August 11, 2008     By: /s/Michael R. Butler
                               -------------------------------------------------
                           Michael R. Butler, (Chief Financial Officer/Principal
                           Accounting Officer/Secretary / Treasurer)