Form 10-Q
period 2008-09-30
GARNER INVESTMENTS INC
filed 2008-11-14
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2008

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-26317

                            GARNER INVESTMENTS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Wyoming                                          84-1384961
         -------                                          ----------
(State of Incorporation)                              (IRS Employer ID Number)

                       PO Box 3412, Casper, Wyoming 82602
                       ----------------------------------
                    (Address of principal executive offices)

                                  307-472-3000
                                  ------------
                         (Registrant's Telephone number)

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

As of November 13, 2008, there were 4,280,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - September 30, 2008 and December 31, 2007                               F-1

         Statements of Operations  -
                  Nine and Three months ended September 30, 2008 and 2007 and
                  From February 13, 1997 (Inception) to September 30, 2008                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to September 30, 2008                      F-3

         Statements of Cash Flows -
                  Nine months ended September 30, 2008 and 2007 and
                  From February 13, 1997 (Inception) to September 30, 2008                       F-4

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            September 30,     December 31,
                                                                               2008              2007
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------

        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                      $ -               $ -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                      -                 -

Stockholders' Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at September 30, 2008 and December 31, 2007, respectively                4,280             4,280
        Additional paid-in capital                                                 5,220             1,470
        Deficit accumulated during the development stage                          (6,000)           (2,250)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                          3,500             3,500
                                                                          ---------------   ---------------
Total liabilities and stockholders' equity                                       $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.


                                      F-1



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For The Three Months Ended               For the Nine Months Ended         February 13, 1997
                                               September 30,                               June 30,                 (Inception) to
                                        2008                2007                 2008                2007         September 30, 2008
                                   -----------------   -----------------    -----------------    ----------------    ---------------
Revenue:                               $ -                 $ -                  $ -                 $ -                         $ -
                                   -----------------   -----------------    -----------------    ----------------    ---------------
Operational expenses:
         Office expenses                 -                   -                    -                   -                         665
         Filing fees                     -                   -                    -                   -                          85
         Audit fees                      -                   -                3,750                   -                       5,250
                                   -----------------   -----------------    -----------------    ----------------    ---------------
       Total operational expenses        -                   -                3,750                   -                       6,000
                                   -----------------   -----------------    -----------------    ----------------    ---------------
Net loss                               $ -                 $ -             $ (3,750)                $ -                    $ (6,000)
                                   =================   =================    =================    ================    ===============
Per share information

Net loss per common share
         Basic                         $ *                 $ *             $ *                      $ *
         Fully diluted                   *                   *               *                        *
                                   =================   =================    =================    ================
Weighted average number of common
         stock outstanding       4,280,000             780,000            4,280,000             780,000
                                   =================   =================    =================    ================
* Less than $(0.01) per share.


See the notes to these financial statements.

                                      F-2



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                           Deficit accum
                                                                           Additional        During
                                             Common Stock                    paid-in        Development
                                           Number of shares    Amount        Capital         Stage           Totals
                                          ------------------------------   ------------   -------------   -------------
Issuance of stock for cash                        480,000         $ 480        $ 1,020             $ -         $ 1,500
Net loss                                                -             -              -            (144)           (144)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1997                       480,000           480          1,020            (144)          1,356
                                          ----------------   -----------   ------------   -------------   -------------
Isssuance of stock for cash                       300,000           300            450               -             750
Net loss                                                -             -              -          (1,557)         (1,557)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1998                       780,000           780          1,470          (1,701)            549
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (240)           (240)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1999                       780,000           780          1,470          (1,941)            309
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -             (50)            (50)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2000                       780,000           780          1,470          (1,991)            259
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (259)           (259)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2001                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2002                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2003                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2004                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2005                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for oil lease                 3,500,000         3,500              -               -           3,500
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2006                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2007                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Shareholder capital contribution                        -             -          3,750               -           3,750
Net loss                                                -             -              -          (3,750)         (3,750)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - September 30, 2008                    4,280,000       $ 4,280        $ 5,220        $ (6,000)        $ 3,500
                                          ================   ===========   ============   =============   =============

See the notes to these financial statements.

                                      F-3




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         February 13, 1997
                                                                       For the Nine Months Ended          (Inception) to
                                                                            September 30,                 September 30,
                                                                        2008               2007                2008
                                                                   ---------------    ---------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                         $ (3,750)               $ -               $ (6,000)

Adjustments to reconcile net loss to net cash used
     in operating activities:
                                                                                -                  -                      -
                                                                   ---------------    ---------------   --------------------
Net Cash Used by Operating Activities                                      (3,750)                 -                 (6,000)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash Flows from Financing Activities:
        Shareholder payment of accounts payable                             3,750                  -                  3,750
        Proceeds from stock issuance, net of
           issuance costs                                                       -                  -                  2,250
                                                                   ---------------    ---------------   --------------------
Net Cash Provided by Financing Activities                                   3,750                  -                  6,000
                                                                   ---------------    ---------------   --------------------
Net Increase (decrease) in Cash                                                 -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                 -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash and Cash Equivalents - End of Period                                     $ -                $ -                    $ -
                                                                   ===============    ===============   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:
        Issuance of common stock for oil lease                                $ -                $ -                $ 3,500
                                                                   ===============    ===============   ====================

See the notes to these financial statements.

                                      F-4


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2008

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

Going Concern

The Company's financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $6,000 as of September 30, 2008. The Company did not recognize revenues from its activities during the nine months ended September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2008, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the nine months ended September 30, 2008, the Company did not issue any shares of its common stock.

During the nine months ended September 30, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $3,750.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the nine months ended September 30, 2008. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the nine months ended September 30, 2008, our operations were focused on the filing of our Registration Statement on Form S-1, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008 and 2007, we did not recognize any revenues from our operations.

During the three months ended September 30, 2008 and 2007, we did not incur any general and administrative.

During the three months ended September 30, 2008, we did not incur a net loss.

For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008 and 2007, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2008, we incurred general and administrative expenses of $3,750 compared to $0 during the nine months ended September 30, 2007. The increase of $3,750 was a result of the performance of the audit of our December 31, 2007 financial statements. A shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

During the nine months ended September 30, 2008, we incurred a net loss of $3,750 compared to $0 during the nine months ended September 30, 2007. The increase of $3,750 is a direct result of the $3,750 increase in general and administrative expenses as explained above.

LIQUIDITY
---------

We have no cash or other liquid assets at September 30, 2008, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

Due to our lack of operations during the year ended December 31, 2007, we did not have any cash flow activity during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we used $3,750 in operating activities. During the nine months ended September 30, 2008, we recognized a net loss of $3,750, which was not adjusted for any non-cash items. During the nine months ended September 30, 2008, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $0 as of September 30, 2008.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                            GARNER INVESTMENTS, INC.
                                  (Registrant)



Dated:   November 13, 2008    By: /s/ Roy C. Smith
                                  ----------------
                                      Roy C. Smith (Principal Executive Officer,
                                      President and Chief Executive Officer)




Dated:   November 13, 2008    By: /s/ Michael R. Butler
                                    --------------------
                                      Michael R. Butler, (Chief Financial
                                      Officer/Principal Accounting Officer/
                                      Secretary / Treasurer)