Form 10-K
period 2008-12-31
GARNER INVESTMENTS INC
filed 2009-03-31
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-26317

                            GARNER INVESTMENTS, INC.

             (Exact name of registrant as specified in its charter)


             Wyoming                                   84-1384961
----------------------------------              -----------------------
 State or other jurisdiction of                     I.R.S. Employer
  incorporation or organization                    Identification No.

                      P.O. Box 3412, Casper, Wyoming, 82602
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered              Name of each exchange
                                             on which registered
----------------------------------          ------------------------
         Not Applicable                         Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

--------------------------------------------------------------------------------
Large accelerated filer    [___]         Accelerated filer     [___]
--------------------------------------------------------------------------------
Non-accelerated filer      [___]         Smaller reporting company [_X_]
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 4,280,000 shares outstanding of the registrant's Common Stock as of March 30, 2009.




                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         2
ITEM 1 A.               Risk Factors                                                                     7
ITEM 1 B.               Unresolved Staff Comments                                                       17
ITEM 2                  Properties                                                                      17
ITEM 3                  Legal Proceedings                                                               17
ITEM 4                  Submission of Matters to a Vote of Security Holders                             18

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
ITEM 6                  Selected Financial Data                                                         19
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      21
ITEM 8                  Financial Statements and Supplementary Data                                     21
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
ITEM 9 A.               Controls and Procedures                                                         23
ITEM 9 A(T).            Controls and Procedures                                                         23
ITEM 9B                 Other Information                                                               24

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         24
ITEM 11                 Executive Compensation                                                          25
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence
ITEM 14                 Principal Accounting Fees and Services                                          32

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         33
SIGNATURES                                                                                              34


Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Garner Investments," or the "Company" are to Garner Investments, Inc..

HISTORY OF GARNER INVESTMENTS, INC.

Garner Investments, Inc. ("Garner Investments" or "the Company") was incorporated February 13, 1997. It is a Wyoming corporation organized for the purpose of engaging in the acquisition, exploration, and if warranted, development of natural resource properties and prospects located in the state of Wyoming and may participate in oil and gas prospects located in the states of Wyoming, Kansas, New Mexico, Texas, Oklahoma and Colorado. Garner Investments main emphasis will be to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties.

COMPANY OVERVIEW

Garner Investments has been inactive during the last 5 years. It has changed from a farmout business to actively commence evaluation and possibly exploration of oil and gas prospects. Garner Investments currently has an 82.5% Net Revenue Interest in 640 acres, T38N, R81W, Section 16, Natrona County, Wyoming.

Garner Investments does not maintain a website. A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and can be found on the edgar database at www.sec.gov. In addition our SEC reports are available free of charge from the Company upon written request to Garner Investments, Inc. P.O. Box 3412, Casper, Wyoming, 82602

Areas of Interest and Property.

A primary area of interest is the geologic province which consists of numerous oil and gas productive areas and zones. Garner Investments has a farmout interest in one lease, and because of varying geologic conditions across central and eastern Wyoming, it is impossible to predict with accuracy what geologic situation might be encountered on specific leases. There is no producing acreage and no reserves.

Garner Investments farmout acreage is located in Natrona County, Wyoming consisting of 640 gross acres. Nearest production is the Salt Creek Field and Smokey Gap Field, drilled in the 1900's to 2006 which have produced over 20,000,000 barrels.

Gross Acres                           Net Acres
-----------                           ---------
640                                   528

Any oil production in nearby fields is not indicative of the production that may be obtainable from Garner Investments prospect.

Garner Investments may participate in a well on this acreage with industry partners, on terms not yet determined. If a well is productive, Garner Investments would drill other wells with its partners.

The lease was originally acquired by Sharon K. Fowler in 2006. There were three criteria used in selecting the lease: a) it is near to known production of oil;
b) it is located in a proven oil producing area; and c) the production potential is from relatively shallow formations, up to 5,000 ft.

Farmout Terms:

Garner Investments farmout from Sharon K. Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, an extension of the farmout has been executed to extend the performance date to December 31, 2009. Ms. Fowler retains a 5% overriding Royalty on any oil and gas produced and a 10% back-in working interest. There is a 12 1/2% Royalty to State of Wyoming on the lease and a 5% Royalty held by Sharon Fowler, resulting in a 82.5% net revenue interest to Garner Investments on the lease farmout.

Geology of Farmout Prospect

SECTION 16, T38N, R81W

The Company's Oil & Gas Lease prospect is located approximately two miles west of the well known, prolific, Salt Creek Field, and one and three quarters miles northwest of the Smokey Gap Field.

Four wells have been drilled within one to one and one-half miles of the Company's prospect, essentially surrounding it. They were all drilled through the Pennsylvanian Tensleep Sandstone, and all had oil shows in the Tensleep Sandstone, but tested water on DST (Drill Stem Test). The Beren Corporation drilled a representative hole in 1978 which was located in the SWSW of Section 8, T38N, R81W (the adjacent Section diagonal to the northwest). This hole tested the Tensleep Sandstone, which was topped at 4,990 feet. The tops of the shallower formations were as follows:




Formation Tops

-------------------------- ------------------- ----------------- ---------------------- -------------------
NAME                       FEET                                  NAME                   FEET
-------------------------- ------------------- ----------------- ---------------------- -------------------
Frontier                   1798'                                 Popo Agie              3743'
-------------------------- ------------------- ----------------- ---------------------- -------------------
Mowry                      2730'                                 Crow Mtn               3846'
-------------------------- ------------------- ----------------- ---------------------- -------------------
Muddy                      3013'                                 Alcova                 3930'
-------------------------- ------------------- ----------------- ---------------------- -------------------
Dakota                     3144'                                 Red Peak               3748'
-------------------------- ------------------- ----------------- ---------------------- -------------------
Lakota                     3223'                                 Dinwoody               4573'
-------------------------- ------------------- ----------------- ---------------------- -------------------
Morrison                   3330'                                 Phosphoria             4638'
-------------------------- ------------------- ----------------- ---------------------- -------------------
Sundance                   3528'                                 Tensleep               4990'
-------------------------- ------------------- ----------------- ---------------------- -------------------

Some gas detector shows were detected in the shallower sands, but nothing significant enough to warrant a DST.

The test holes mentioned above all had oil shows in the Tensleep Sandstone.

First Proposed Drilling Location -  Target Zones

Logs from control wells in the area on the Company's first proposed location sited in the northwest quarter of Section 16 is so located seeking the updip structure from other drilling in the area.

New Prospect Criteria

Garner Investments will consider the following criteria when evaluating whether to acquire an oil and gas prospect:

1) proximity to existing production;
2) depth of existing productions;
3) location in a known producing region;
4) whether  there is well  control  data from nearby  drill  sites;
5) geologicevaluations by local geologists of production  potential;
6) reasonable cost of acquisition;
7) term of lease and drilling commitment, if any; and
8) reasonable drilling cost estimates.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition.

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than Garner Investments does.

Markets.

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company's control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the Company's control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is no assurance that Garner Investments will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Effect of Changing Industry Conditions on Drilling Activity.

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. Garner Investments cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Federal Regulations.

Governmental Regulation and Environmental Consideration.

Oil and Gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties the Company may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The above paragraphs only give a brief overview of potential state and federal regulations. Because the Company has only acquired specific properties, and because of the wide range of activities in which Garner Investments may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on the Company.

Compliance with Environmental Laws and Regulations.

Garner Investments operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date the Company's compliance with these regulations has had no material effect on its operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

The Department of Energy. The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

Regulation and Pricing of Natural Gas. Garner Investments operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas. Because of its complexity and broad scope, the price impact of future legislation on the operation of Garner Investments cannot be determined at this time.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation.

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by Garner Investments will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations.

Garner Investments production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which the Company may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Proposed Legislation.

A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas of the Rocky Mountain West.

Environmental Laws.

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of Garner Investments operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. Garner Investments may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, the Company's activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Title to Properties.

Garner Investments is not the record owner of the Company's interest in its properties and relies instead on contracts with the owner or operator of the property, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Garner Investments will conduct a title examination and attempt extremely significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate.

Garner Investments properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although Garner Investments is not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, the Company would suffer title failures.

Backlog of Orders.
-----------------

Garner Investments currently has no orders for sales at this time.

Government Contracts.
--------------------

The Company has no government contracts.

Company Sponsored Research and Development.
------------------------------------------

The Company is not conducting any research.

Number of Persons Employed.
--------------------------

As of March 31, 2009, Garner Investments had no full-time employees. Officers and Directors work on an as needed part-time basis up to 5 hours per week.

ITEM 1A.  RISK FACTORS

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Garner Investments plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Garner Investments actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Garner Investments to implement its business strategy; ability to obtain additional financing; Garner Investments limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of Garner Investments filings with the Securities and Exchange Commission. Garner
Investments is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  Risk Factors

                          GENERAL BUSINESS RISK FACTORS

Garner Investments business is a development stage company and unproven and therefore risky.

The Company has only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

The Company has a lack of revenue history and investors cannot view Garner Investments past performance since it is a start-up company.

Garner Investments, Inc. was formed on February 13, 1997 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. The Company has had no revenues in the last five years. The Company is not profitable and the business effort is considered to be in an early development stage. Garner Investments must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

Garner Investments can give no assurance of success or profitability to the Company's investors.

There is no assurance that Garner Investments will ever operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

Garner Investments may have a shortage of working capital in the future which could jeopardize the Company's ability to carry out its business plan.

The Company's capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $150,000 in the next twelve months. Such funds are not currently committed, and Garner Investment's cash as of the date of this Form 10K, is $0.

Garner Investments has no operating history and no revenues and it may be unlikely that the Company will raise that additional working capital from its financing activities. At the time of this filing, no such funds have been raised.

Garner Investment's officers and directors may have conflicts of interest which may not be resolved favorably to the Company.

Certain conflicts of interest may exist between Garner Investments and its officers and directors. The Company's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to Garner Investments business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to Garner Investments. See "Directors and Executive Officers" (page 24 and "Conflicts of Interest" (page 25). Garner Investment's officers are spending part-time in this business - up to 5 hours per week.

The Company will need additional financing for which Garner Investments has no commitments, and this may jeopardize execution of the Company's business plan.

Garner Investments has limited funds, and such funds may not be adequate to carry out the business plan in the energy business. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Garner Investments operations will be limited to those that can be financed with its modest capital.

The Company may in the future issue more shares which could cause a loss of control by its present management and current stockholders.

Garner Investments may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of Garner Investments by its current shareholders, which could present significant risks to investors.

Garner Investments has a minimal operating history, so investors have no way to gauge its long term performance.

Garner Investments, Inc. was formed on February 13, 1997 and only recently adopted a business plan in the energy industry. As evidenced by the financial reports the Company has had no revenue. Garner Investments must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The Company's venture must be considered highly speculative.

Garner Investments is not diversified and it will be dependent on only one business.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Garner Investments probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the energy industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

Garner Investments will depend upon management but it will have limited participation of management.

The Company currently has three individuals who are serving as its officers and directors for up to 5 hours per week each on a part-time basis. The Company's directors are also acting as its officers. The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to Garner Investments, to implement the Company's business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to Garner Investments business results in a delay in progress toward implementing the Company's business plan. Once Garner Investments is able to complete its proposed offering, other consultants may be employed on a part-time basis under a contract to be determined. See "Management." Because investors will not be able to manage the Company's business, they should critically assess all of the information concerning Garner Investments officers and directors.

The Company's officers and directors are not employed full-time by Garner Investments which could be detrimental to the business.

Garner Investments directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, Garner Investments officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of Garner Investments business is engaged in business activities outside of the Company's business, and the amount of time they devote as Officers and Directors to its business will be up to 5 hours per week. (See "Executive Team")

Garner Investments does not know of any reason other than outside business interests that would prevent them from devoting full-time to its Company, when the business may demand such full-time participation.

The Company's officers and directors may have conflicts of interests as to corporate opportunities which it may not be able or allowed to participate in.

Presently there is no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of its business to disclose to the Company's business opportunities which come to their attention. Garner Investments officers and directors do, however, have a fiduciary duty of loyalty to the Company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. Garner Investments has no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See "Conflicts of Interest" at page 25)

                RISK FACTORS RELATING TO THE COMPANY AND BUSINESS


Any person or entity contemplating an investment in the securities offered hereby should be aware of the high risks involved and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

Garner Investments business, the oil and gas business, has numerous risks which could render the Company unsuccessful.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance the Company will find or produce oil or gas from any of the undeveloped acreage farmed out to Garner Investments or which may be acquired by the Company, nor are there any assurances that if Garner Investments ever obtains any production it will be profitable. (See "Business and Properties")

The Company has substantial competitors who have an advantage over Garner Investments in resources and management.

The Company is and will continue to be an insignificant participant in the oil and gas business. Most of Garner Investments competitors have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, it will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitors'
resources could overwhelm the Company's restricted efforts to acquire and explore oil and gas prospects and cause failure of Garner Investment's business plan.

Garner Investments will be subject to all of the market forces in the energy business, many of which could pose a significant risk to the Company's operations.

The marketing of natural gas and oil which may be produced by the Company's prospects will be affected by a number of factors beyond the Company's control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the Company's profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is assurance that Garner Investments will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See "Our Business and Competition, Markets, Regulation and Taxation.")

Garner Investments business is subject to significant weather interruptions.

The Company's activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect its ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

Garner Investments will have significant additional financing requirements to fund its future activities.

If Garner Investments find oil and gas reserves to exist on a prospect it will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, the Company will need substantial additional funds for continued development. Garner Investments will not have sufficient proceeds from this offering to conduct such work and, therefore, it will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that the Company will be successful in obtaining any financing. These various financing alternatives may dilute the interest of Garner Investments shareholders and/or reduce the Company's interest in the properties.

Garner Investments will have working capital needs for which it has no funding commitments.

Garner Investments working capital needs of consist primarily of: lease acquisitions, geological data acquisition and interpretation, title examination activities and administration and are estimated to total over $150,000 in the next twelve months, none of which funds are committed. The Company has only minimal cash as of the date of this prospectus.

The Company is subject to significant operating hazards and uninsured risk in the energy industry.

Garner Investments proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. The Company will maintain general liability insurance but it has not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should the Company sustain an uninsured loss or liability, or a loss in excess of policy limits, Garner Investments ability to operate may be materially adversely affected.

The Company is subject to Federal Income Tax laws and changes therein which could adversely impact us.

Federal income tax laws are of particular significance to the oil and gas industry in which the Company intends to engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on Garner Investments future operations and on its ability to obtain risk capital which Garner Investment's industry has traditionally attracted from taxpayers in high tax brackets.

Garner Investments is subject to substantial government regulation in the energy industry which could adversely impact the Company.

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect Garner Investments earnings potential and cause material changes in the in the Company's proposed business. Garner Investments cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on the Company. Such regulations may have a significant effect on the Company's operating results.

The Company believes investors should consider certain negative aspects of Garner Investments proposed operations.

Dry Holes: Garner Investments may expend substantial funds acquiring and potentially participating in exploring properties which the Company later determines not to be productive. All funds so expended will be a total loss to Garner Investments.

Technical Assistance: The Company will find it necessary to employ technical assistance in the operation of its business. As of the date of this Form 10K, the Company has not contracted for any technical assistance. When Garner Investments needs it such assistance is likely to be available at compensation levels the Company would be able to pay.

Uncertainty of Title: Garner Investments will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. The Company intends to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on the Company's operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop the Company's prospects.

Nature of Garner Investments Business: Garner Investments business is highly speculative, involves the commitment of high-risk capital, and exposes the Company to potentially substantial losses. In addition, the Company will be in direct competition with other organizations which are significantly better financed and staffed than Garner Investments.

General Economic and Other Conditions: The Company's business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

Garner Investments will experience substantial competition for supplies in the energy industry.

The Company will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than the Company does. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on the Company.

Garner Investments will be subject to many factors beyond the Company's control.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside the Company's control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

The Company anticipates substantial competition in its effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over Garner Investments because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If the Company is unable to compete for capital, participation and drilling rigs, equipment and personnel, Garner Investments business will be adversely affected.

The Company has agreed to indemnification of officers and directors as is provided by Wyoming Statute.

Wyoming Statutes provide for the indemnification of the Company's directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on Garner Investments behalf. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay Garner Investments therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it may be unable to recoup.

Garner Investments directors' liability to the Company and shareholders is limited

Wyoming Revised Statutes exclude personal liability of the Company's directors and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Garner Investments will have a much more limited right of action against its directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Garner Investments may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of the Company's officers and directors, Garner Investments may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, the Company anticipates that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to Garner Investments. In the event the Company considers it necessary to hire outside advisors, the Company may elect to hire persons who are affiliates, if they are able to provide the required services.

             RISK FACTORS RELATED TO GARNER INVESTMENTS, INC. STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of the Company's securities.

Garner Investments, Inc. is a "penny stock" company. None of its securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the Company's securities constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules will further affect the ability of owners of shares to sell its securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Garner Investments securities.

Garner Investments will pay no foreseeable dividends in the future.

Garner Investments, Inc. has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

No public market exists for the Company's common stock at this time, and there is no assurance of a future market.

There is no public market for Garner Investments common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of the Company's securities, many brokerage firms may not be willing to effect transactions in the Company's securities. Even if a purchaser finds a broker willing to effect a transaction in Garner Investments shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of Garner Investments shares as collateral for any loans.

Rule 144 sales in the future may have a depressive effect on Garner Investments stock price.

All of the outstanding shares of common stock held by the Company's present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We have registered the outstanding shares held by our officers, directors and affiliate, these individuals will be able to sell their shares, if a public market for our stock develops. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The Company's investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to Garner Investments shareholders, if Garner Investments completes its proposed offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Garner Investments stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of Garner Investments common stock, if listed, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Garner Investments is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Garner Investments or purchase or recommend the purchase of any of the Company's Securities until such time as Garner Investments became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. Garner Investments cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Garner Investments common stock may be volatile, which substantially increases the risk that you may not be able to sell your Securities at or above the price that you may pay for the security.

Because of the limited trading market expected to develop for the Company's common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your Securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for the Company's Securities may suffer greater declines because of Garner Investments price volatility.

The price of the Company's common stock that will prevail in the market, if a market develops, may be higher or lower than the price you may pay. Certain factors, some of which are beyond the Company's control, that may cause its share price to fluctuate significantly include, but are not limited to the following:

o Variations  in the  Company's  quarterly  operating  results;
o Loss of a key relationship  or failure to complete  significant  transactions;
o Additions or departures  of key  personnel;  and
o  Fluctuations  in stock  market  price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect the Company's stock price, regardless of its operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If the Company becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in the Company's stock.

Garner Investments new investors will suffer a disproportionate risk and there will be immediate dilution of purchasers' investments.

The present shareholders have acquired their securities at a cost significantly less than that which future purchasers in the market may pay. Therefore, new investors will bear most of the risk of loss.

The Company's business is highly speculative and the investment is therefore risky.

Due to the speculative nature of Garner Investments business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

Garner Investments is a reporting company, but the Company's stock is not publicly traded.

There is no trading market for the Company's common stock. Garner Investments is subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, pursuant to Section 15d of the Securities Act and it is registered under Section 12(g). As a result, shareholders have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. The Company provides its shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with generally accepted accounting principles audited by independent certified public accountants and the Company is registered under the Securities Exchange Act, Section 12(g).

Garner Investments has determined an arbitrary offering price of the Company's shares.

The Company's pricing of its shares has been determined arbitrarily by the Company with no established criteria of value. There is no direct relationship between these prices and Garner Investments assets, book value, lack of earnings, shareholder's equity, or any other recognized standard of value of the Company's business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.


ITEM 2.  PROPERTIES

Garner Investments operations are principally located at in Casper, Wyoming. Garner Investments offices out the offices of the President of the Company. The Company receives mail at P.O. Box 3412, Casper, Wyoming 82602.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)         Real Estate.                                None.
(b)         Title to properties.                        None.
(c)         Oil and Gas Prospects.                      Farmout  Agreement with
                                                        Sharon K. Fowler -
                                                        Natrona
(d)         Patents.                                    None.

Garner Investments, Inc. does not own any property, real or otherwise.


ITEM 3.  LEGAL PROCEEDINGS

Garner Investments anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Garner Investments cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for the common stock.

Holders

There are approximately 42 holders of record of Garner Investments common stock as of December 31, 2008.

Dividend Policy

Holders of Garner Investments common stock are entitled to receive such dividends as may be declared by Garner Investments board of directors. The Company has not declared or paid any dividends on Garner Investments common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

Garner Investments currently has 4,280,000 shares of common stock outstanding as of December 31, 2008. A current shareholder who is an "affiliate" of Garner Investments, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Garner Investments will be required to comply with the resale limitations of Rule 144. Of these shares a total of 4,280,000 shares have been held for 6 months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Garner Investments. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, the Company did not make any sales of its unregistered securities.

Issuer Purchases of Equity Securities

Garner Investments, Inc. did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PLAN OF OPERATIONS

We had we had no revenues during the year ended December 31, 2008. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the year ended December 31, 2008, our operations were focused on the filing of our Registration Statement on Form S-1, the maintenance of our accounting records and the beginnings of geological evaluations.

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

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Year Ended  December  31, 2008  Compared to the Year Ended  December 31,
2007

During the years ended December 31, 2008 and 2007, Garner Investments did not have revenues.

During the year ended December 31, 2008, the Company incurred operational expenses of $22,461 compared to $0 for the year ended December 31, 2008. The increase of $22,461 was a result of the Company's efforts to meet its public reporting requirements.

During the year ended December 31, 2008, the Company recognized a net loss of $22,461. During the year ended December 31, 2007, the Company neither recognized a net loss or net income. The resulting $22,461 net loss during the year ended December 31, 2008, was a result of the operational expenses incurred in meeting the Company's public reporting requirements.

LIQUIDITY

The Company has no cash or other liquid assets at December 31, 2008 and at December 31, 2007. The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Garner Investments has secured no sources of loans or private placements, at this time. Due to its lack of funds, the Company did not have any cash flows during the year ended December 31, 2008 or during the year ended December 31, 2007.

During the year ended December 31, 2008, the Company used cash of $5,740 in its operations. During the year ended December 31, 2008, the Company incurred a $16,721 increase in its accounts payable.

During the year ended December 31, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $5,740. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $5,740.


Short Term.

On a short-term basis, Garner Investments has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as it continues exploration activities. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

Garner Investments assets consist of a farmout agreement valued at $3,500 at December 31, 2008. The Company's total liabilities are $16,721 at December 31, 2008.

Capital Resources

The Company has only common stock as its capital resource.

Garner Investments has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

Garner Investments does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to Garner Investments to allow it to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations. Garner Investments has no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, Garner Investments may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, Garner Investments may pay its proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Limited Financing.

There is no assurance that Garner Investments will achieve additional monies or financing will be available in the future or, if available, will be at favorable terms. In the event that Garner Investments is unable to raise funds through the sale of its shares, the Company will have substantially less funds available to engage in the oil and gas exploration business, and it will limit the Company's business to lease acquisitions, and joint venture syndication for drilling.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event it is unsuccessful in repaying such loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Garner Investments operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Garner Investments, Inc. for the year ended December 31, 2008, period from February 13, 1997 (inception) through December 31, 2008, and period from February 13, 1997 through December 31, 2007, appear as pages F-1 through F-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES


The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Garner Investment's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Garner Investment's management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Garner Investments, Inc. financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2008. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Garner Investments, Inc. directors or executive officers, including their ages as of December 31, 2008.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------
Roy C. Smith                            53             President and Director
Michael R. Butler                       55             Secretary/Treasurer and
Z.S. Merritt                            81             Director

Garner Investments officers are elected by the board of directors at the first meeting after each annual meeting of Garner Investments shareholders and hold office until their successors are duly elected and qualified under Garner Investments bylaws.

The directors named above will serve until the next annual meeting of Garner Investments stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Garner Investments and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The Company's officers are spending up to 5 hours per week on Garner Investment's business at this time.

Biographical Information

ROY C. SMITH, age 53, has been President and a Director of Garner Investments, Inc. since 2006. Mr. Smith attended the University of Wyoming and Casper College. He earned an A.S.S. in Marketing. He began his career in the Oil and Gas business with his father Charles B. Smith in Gillette, Wyoming. From 1978 until present he has been a self-employed independent Landman.

MICHAEL R. BUTLER, age 55, is Secretary/Treasurer and a Director of Garner Investments, Inc. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil City Printers, a commercial printing business (since 1988). Mr. Butler was a Director and Secretary/Treasurer of The Art Boutique, Inc. (1996 to 2003), Phillips 44, Inc., (1998 - 2001) and Tempus, Inc. (1997 - 2000).

Z.S. MERRITT, age 81 is a Director of Garner Investments, Inc. Mr. Merritt attended the University of Wyoming as a Geology Major. He received a BS Degree in 1954 and an MA Degree in 1958. From 1978 to 1994 Mr. Merritt worked with Viable Resources, Inc. as an Exploration Manager, Officer and Director. Mr. Merritt has been an independent consulting Geologist and Landman in Wyoming since 1994.

Annual Meeting

The annual meeting of Garner Investments stockholders is expected to be held at a future date as soon as practicable after the filing of this registration statement. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at the Garner Investments' principal office or at such other place as permitted by the laws of the State of Wyoming and on such date as may be fixed from time to time by resolution of Garner Investments board of directors.

Committees of the Board of Directors

Garner Investments is managed under the direction of its board of directors.

         Executive Committee

         Garner Investments does not have an executive committee, at this time.

         Audit Committee

         Garner Investments does not have an audit committee at this time.

Previous "Blank Check" or "Shell" Company Involvement

Management of Garner Investments, Inc. has not been involved in prior private "blank-check" or "shell" companies.

Conflicts of Interest - General.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of the Company's business is engaged in business activities outside of its business, the amount of time they devote to Garner Investments business will be up to approximately 5 hours per week.

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to Garner Investments business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to Garner Investments to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for Garner Investments, Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2008.



                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Roy C. Smith,        2008        0       0        0     0             0             0             0           0
President            2007        0       0        0     0             0             0             0           0
                     2006        0       0        0     0             0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Michael R. Butler,   2008        0       0        0     0             0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2008 (the "Named Executive Officers"):


------------- ------------------------------------------------------------- ---------------------------------------
                           Option Awards Stock awards
------------- ------------------------------------------------------------- ---------------------------------------
                                                                                                         Equity
                                                                                                         incentive
                                            Equity                                                       plan
                                          incentive                                           Equity     awards:
                                             plan                                             incentive  Market
                                           awards:                                            plan       or
               Number of    Number of     Number of                         Number   Market   awards:    payout
              securities    securities    securities                        of       value    Number     value of
              underlying    underlying    underlying                        shares   of       of         unearned
              unexercised  unexercised   unexercised   Option   Option      or       shares   unearned   shares,
                options    options (#)     unearned    exercise expiration  units    of       shares,    units or
    Name          (#)      unexercisable   options      price      date     of       units    units or   others
              exercisable                    (#)         ($)                stock    of       other      rights
                                                                            that     stock    rights     that
                                                                            have     that     that       have not
                                                                            not      have     have not    vested
                                                                            vested   not      vested        ($)
                                                                              (#)    vested      (#)
                                                                                       ($)
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Roy C.             0            0             0           0         0          0        0         0          0
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Michael R.         0            0             0           0         0          0        0         0          0
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Garner Investments does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2008.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company's officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Garner Investments board of directors in its entirety acts as the compensation committee for the Company. Mr. Smith is the President, Chief Executive Officer and a Director of the Company.

                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
                                                                    Non-qualified
                                                     Non-equity       deferred
               Fees                                  incentive      compensation      All other
               earned or   Stock       Option           plan          earnings       compensation    Total
    Name       paid in     awards ($)  awards ($)   compensation         ($)             ($)          ($)
               cash                                     ($)
                  ($)
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Roy C. Smith     $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Michael R.       $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Z.S. Merritt     $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Garner Investments officers and directors are indemnified as provided by the Wyoming Revised Statutes and the bylaws.

Under the Wyoming Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. The Company's Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Garner Investments or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

The Company's bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Wyoming law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that the Company shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by the Company, in sole discretion, pursuant to the powers vested under Wyoming law or (d) is required to be made pursuant to the bylaws.

The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Garner Investments as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

The Company's bylaws provide that no advance shall be made by Garner Investments to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of Garner Investments, Inc.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


The following table sets forth information with respect to the beneficial ownership of Garner Investments, Inc. outstanding common stock by:

o each person who is known by Garner Investments to be the beneficial owner of five percent (5%) or more of Garner Investments common stock;

o    Garner Investments chief executive officer,  its other executive  officers,
     and  each  director  as  identified   in  the   "Management   --  Executive
     Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Garner Investments, Inc. common stock that Garner Investments believes was beneficially owned by each person or entity as of December 31, 2008.


  Title of Class        Name and Address of     Amount and Nature    Percent of Class
                         Beneficial Owner         of Beneficial             (1)
                                                      Owner*
-------------------- -------------------------- ------------------- --------------------
Common shares        Roy C. Smith                           50,000                 1.1%
                     President and Director
                     P.O. Box 3574
                     Casper, WY  82602
Common shares        Michael R. Butler                     140,000                 3.2%
                     Secretary, Treasurer &
                     Director
                     13750 Bessemer Bend Rd.
                     Alcova Route
                     Casper, WY  82604
Common shares        Z.S. Merritt                           10,750                  .3%
Common shares        Sharon K. Fowler                    3,680,000                85.5%
                     (includes Robert G.

-------------------- -------------------------- ------------------- --------------------
Common shares        All Directors and
                     Executive Officers as a               200,750                 4.7%
                     Group (3 persons)
                                                ------------------- --------------------

(1) At December 31, 2008, the Company had 4,280,000 shares of its common stock issued and outstanding.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Garner Investments believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the stock transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Sharon K.  Fowler,  founder  and  shareholder  granted a farmout of the lease in
Section 16, T38N, R81W in Natrona County, Wyoming, to the Company for 3,500,000 shares issued in August 2006.

There are no promoters being used in relation to this offering. No person who may, in the future, be considered a promoter of this offering, will receive or expect to receive assets, services or other considerations from the Company. No assets will be, nor expected to be, acquired from any promoter on behalf of Garner Investments. Garner Investments has not entered into any agreements that require disclosure to the shareholders.

During the year ended December 31, 2008, a majority shareholder of the Company paid the Company's outstanding audit fees of $5,740. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $5,740.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Larry O'Donnell, CPA, P.C.


                                                                 Year Ended December 31,
                                                          2008                              2007
                                              -----------------------------      ----------------------------
Audit Fees                                              $5,740 *                             $0

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                               $5,740                              $0


All audit work was performed by the auditors' full time employees.

* During the year ended December 31, 2008, the majority shareholder of the Company paid the Company's outstanding audit fees of $5,740. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $5,740.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)     Audited financial statements for years ended December 31, 2008 and 2007


(b)     Exhibit No.               Description
        -----------               -----------
        3.1            Articles of Incorporation of Garner Investments, Inc.

        3.2            Bylaws of Garner Investments, Inc. (1)

        10.1           Farmout Agreement (2)

        10.2           Extension to Farmout Agreement (2)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the


(1) Incorporated by reference from the exhibits included in the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated November 13, 2007. A copy can be provided by mail, free of charge, by sending a written request to Garner Investments, Inc., P.O. Box 3412, Casper, Wyoming, 82602.

(2) Incorporated by reference from the exhibits included in the Company's second Amended Registration Statement filed on Form S-1/A with the Securities and Exchange Commission (www.sec.gov), dated April 23, 2008. A copy can be provided by mail, free of charge, by sending a written request to Garner Investments, Inc., P.O. Box 3412, Casper, Wyoming, 82602.

*Filed herewith.

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    YEAR ENDED DECEMBER 31, 2008, PERIOD FROM
          FEBRUARY 13, 1997 (INCEPTION) THROUGH DECEMBER 31, 2008, AND
            PERIOD FROM FEBRUARY 13, 19997 THROUGH DECEMBER 31, 2007

                                     AUDITED

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Fax (303) 369-9384                                      Unit I
Email larryodonnellcpa@msn.com                          Aurora, Colorado 80014
www.larryodonnellcpa.com




                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
Garner Investments, Inc.

I have audited the accompanying balance sheets of Garner Investments, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity(deficit) and cash flows for each of the years then ended and for the period from inception February 13, 1997 to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garner Investments, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the two fiscal years then ended and for the period from inception February 13, 1997 to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.


/s/Larry O'Donnell
-------------------------
Larry O'Donnell, CPA, P.C.
March 24, 2009
                                       F-1



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            December 31,      December 31,
                                                                               2008              2007
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 16,721               $ -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 16,721                 -

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at December 31, 2008 and 2007, respectively                              4,280             4,280
        Additional paid-in capital                                                 7,210             1,470
        Deficit accumulated during the development stage                         (24,711)           (2,250)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (13,221)            3,500
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.

                                      F-2





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                             For the Year Ended                 February 13, 1997
                                                                December 31,                    (Inception) to
                                                          2008                2007              December 31, 2008
                                                    -----------------   -----------------    ------------------------
Revenue:                                                         $ -                 $ -                         $ -
                                                    -----------------   -----------------    ------------------------
Operational expenses:
         Office expenses                                      16,721                   -                      17,386
         Filing fees                                               -                   -                          85
         Audit fees                                            5,740                   -                       7,240



                 Total operational expenses                   22,461                   -                      24,711
                                                    -----------------   -----------------    ------------------------
Net loss                                                   $ (22,461)                $ -                   $ (24,711)
                                                    =================   =================    ========================
Per share information

Net loss per common share
         Basic                                      $                 * $                 *
         Fully diluted                                                 *                   *
                                                    =================   =================
Weighted average number of common
         stock outstanding                                 4,280,000             780,000
                                                    =================   =================
         * Less than $(0.01) per share.


See the notes to these financial statements.

                                      F-3



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                      (Inception) through December 31, 2008

                                                                                           Deficit accum
                                                                           Additional        During
                                             Common Stock                    paid-in        Development
                                           Number of shares    Amount        Capital         Stage           Totals
                                          ------------------------------   ------------   -------------   -------------
Issuance of stock for cash                        480,000         $ 480        $ 1,020             $ -         $ 1,500
Net loss                                                -             -              -            (144)           (144)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1997                       480,000           480          1,020            (144)          1,356
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for cash                        300,000           300            450               -             750
Net loss                                                -             -              -          (1,557)         (1,557)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1998                       780,000           780          1,470          (1,701)            549
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (240)           (240)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1999                       780,000           780          1,470          (1,941)            309
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -             (50)            (50)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2000                       780,000           780          1,470          (1,991)            259
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (259)           (259)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2001                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2002                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2003                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2004                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2005                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for oil lease                 3,500,000         3,500              -               -           3,500
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2006                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   ------------
Balance - December 31, 2007                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Shareholder capital contribution                        -             -          5,740               -           5,740
Net loss                                                -             -              -         (22,461)        (22,461)
                                          ----------------   -----------   ------------   -------------   -----------
Balance - December 31, 2008                     4,280,000       $ 4,280        $ 7,210       $ (24,711)      $ (13,221)
                                          ================   ===========   ============   =============   =============

See the notes to these financial statements.

                                      F-4



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                         February 13, 1997
                                                                          For the Year Ended              (Inception) to
                                                                      December 31,                         December 31,
                                                                        2008               2007                2008
                                                                   ---------------    ---------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                        $ (22,461)               $ -              $ (24,711)

Adjustments to reconcile net loss to net cash used
 in operating activities:
        Increase in accounts payable                                       16,721                  -                 16,721
                                                                   ---------------    ---------------   --------------------
Net Cash Used by Operating Activities                                      (5,740)                 -                 (7,990)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash Flows from Financing Activities:
        Shareholder payment of accounts payable                             5,740                  -                  5,740
        Proceeds from stock issuance, net of
           issuance costs                                                       -                  -                  2,250
                                                                   ---------------    ---------------   ------------------
Net Cash Provided by Financing Activities                                   5,740                  -                  7,990
                                                                   ---------------    ---------------   --------------------
Net Increase (decrease) in Cash                                                 -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                 -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash and Cash Equivalents - End of Period                                     $ -                $ -                    $ -
                                                                   ===============    ===============   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:
        Issuance of common stock for oil lease                                $ -                $ -                $ 3,500
                                                                   ===============    ===============   ====================

See the notes to these financial statements.


                                   F-5



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Year Ended December 31, 2008 and 2007

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

The Company is engaged in the acquisition, exploration, and if warranted, development of natural resource properties and prospects located in the state of Wyoming and may participate in oil and gas prospects located in the states of Wyoming, Kansas, New Mexico, Texas, Oklahoma and Colorado. The Company's main emphasis will be to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties.

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

Significant Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

There were various other accounting standards and interpretations issued in 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $22,461 for the year ended December 31 2008, and an accumulated deficit during the development stage of $24,711 as of December 31, 2008. At December 31, 2008, the Company had a working capital deficit of $16,721 and the Company had no revenues from its activities during the year ended December 31, 2008.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2009 fiscal year, the Company intends to continue its efforts to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.


NOTE 3 - OTHER ASSETS

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

NOTE 4 - STOCKHOLDERS' (DEFICIT) EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2008, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the year ended December 31, 2008, the Company did not issue any shares of its common stock.

During the year ended December 31, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $5,740. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $5,740.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Garner Investments, Inc.

Dated: March 27, 2009
                                 By:
                                   --------------------------------------------
                                   Roy C. Smith, President


                                 By:
                                   --------------------------------------------
                                   Michael R. Butler, Secretary and Treasurer