Form 10-Q
period 2009-03-31
GARNER INVESTMENTS INC
filed 2009-05-18
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                For the quarterly period ended Marvh 31, 2009

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2009, there were 4,280,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - March 31, 2009 and December 31, 2008                                   F-1

         Statements of Operations  -
                  Three months ended March 31, 2009 and 2008 and
                  From February 13, 1997 (Inception) to March 31, 2009                           F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to March 31, 2009                          F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2009 and 2008 and
                  From February 13, 1997 (Inception) to March 31, 2009                           F-4

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            March 31,         December 31,
                                                                               2009              2008
                                                                          ---------------   --------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 23,399          $ 16,721
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 23,399            16,721

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at March 31, 2009 and December 31, 2008, respectively                    4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (31,389)          (24,711)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (19,899)          (13,221)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements

                                      F-1





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended             February 13, 1997
                                                                 March 31,                       (Inception) to
                                                          2009                2008               March 31, 2009
                                                    -----------------   -----------------    ------------------------
Revenue:                                                         $ -                 $ -                         $ -
                                                    -----------------   -----------------    ------------------------
Operational expenses:
         Office expenses                                       6,678                   -                      24,064
         Filing fees                                               -                   -                          85
         Audit fees                                                -               3,750                       7,240
                                                    -----------------   -----------------    ------------------------
                 Total operational expenses                    6,678               3,750                      31,389
                                                    -----------------   -----------------    ------------------------
Net loss                                                    $ (6,678)           $ (3,750)                  $ (31,389)
                                                    =================   =================    ========================
Per share information

Net loss per common share
         Basic                                      $              *    $              *
         Fully diluted                                             *                   *
                                                    =================   =================
Weighted average number of common
         stock outstanding                                 4,280,000           4,280,000
                                                    =================   =================
         * Less than $(0.01) per share.


See the notes to these financial statements.

                                      F-2



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                       (Inception) through March 31, 2009
                                   (Unaudited)

                                                                                           Deficit accum
                                                                           Additional        During
                                             Common Stock                    paid-in        Development
                                           Number of shares    Amount        Capital         Stage           Totals
                                          ------------------------------   ------------   -------------   -------------

Issuance of stock for cash                        480,000         $ 480        $ 1,020             $ -         $ 1,500
Net loss                                                -             -              -            (144)           (144)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1997                       480,000           480          1,020            (144)          1,356
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for cash                        300,000           300            450               -             750
Net loss                                                -             -              -          (1,557)         (1,557)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1998                       780,000           780          1,470          (1,701)            549
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (240)           (240)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1999                       780,000           780          1,470          (1,941)            309
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -             (50)            (50)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2000                       780,000           780          1,470          (1,991)            259
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (259)           (259)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2001                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2002                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2003                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2004                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2005                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for oil lease                 3,500,000         3,500              -               -           3,500
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2006                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2007                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Shareholder capital contribution                        -             -          5,740               -           5,740
Net loss                                                -             -              -         (22,461)        (22,461)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2008                     4,280,000         4,280          7,210         (24,711)        (13,221)
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -          (6,678)         (6,678)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - March 31, 2009                        4,280,000       $ 4,280        $ 7,210       $ (31,389)      $ (19,899)
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

                                      F-3



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         February 13, 1997
                                                                      For the Three Months Ended          (Inception) to
                                                                              March 31,                      March 31,
                                                                        2009               2008                2009
                                                                   ---------------    ---------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                         $ (6,678)          $ (3,750)             $ (31,389)

Adjustments to reconcile net loss to net cash used
        in operating activities:
        Increase in accounts payable                                        6,678                  -                 23,399
                                                                   ---------------    ---------------   --------------------
Net Cash Used by Operating Activities                                           -             (3,750)                (7,990)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash Flows from Financing Activities:
        Shareholder payment of accounts payable                                 -              3,750                  5,740
        Proceeds from stock issuance, net of
           issuance costs                                                       -                  -                  2,250
                                                                   ---------------    ---------------   --------------------
Net Cash Provided by Financing Activities                                       -              3,750                  7,990
                                                                   ---------------    ---------------   --------------------
Net Increase (decrease) in Cash                                                 -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                 -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash and Cash Equivalents - End of Period                                     $ -                $ -                    $ -
                                                                   ===============    ===============   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:
        Issuance of common stock for oil lease                                $ -                $ -                $ 3,500
                                                                   ===============    ===============   ====================

See the notes to these financial statements.

                                      F-4

                                INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 2009

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $31,389 as of March 31, 2009. The Company did not recognize revenues from its activities during the three months ended March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2009, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the three months ended March 31, 2009, the Company did not issue any shares of its common stock.

During the three months ended March 31, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $3,750.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the three months ended March 31, 2009. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the three months ended March 31, 2009, our operations were focused on the filing of our Annual Report on Form 10K, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

During the three months ended March 31, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended March 31, 2009, we incurred general and administrative expenses of $6,678 compared to $3,750 during the three months ended March 31, 2008. The increase of $2,928 was a result of the work on our Annual Report on Form 10K for the year ended December 31, 2008.

During the three months ended March 31, 2009, we incurred a net loss of $6,678 compared to $3,750 during the three months ended March 31, 2008. The increase of $2,928 is a direct result of the $2,928 increase in general and administrative expenses as explained above.

LIQUIDITY
---------

We have no cash or other liquid assets at March 31, 2009, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2009, we did not use or receive funds from our operational activities. During the three months ended March 31, 2009, we recognized a net loss of $6,678, which was not adjusted for any non-cash items. During the three months ended March 31, 2008, we used funds of $3,750 in our operational activities. During the three months ended March 31, 2008, we recognized a net loss of $3,750, which was not adjusted for any non-cash items.

During the three months ended March 31, 2009 and 2008, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2009, we did not receive or use any funds from our financing activities. During the three months ended March 31, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $23,399 as of March 31, 2009.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                            GARNER INVESTMENTS, INC.
                                  (Registrant)



Dated:   May 18, 2009         By: /s/ Roy C. Smith
                                      ----------------
                                      Roy C. Smith (Principal Executive Officer,
                                      President and Chief Executive Officer)




Dated:   May 18, 2009         By: /s/Michael R. Butler
                                     --------------------
                                      Michael R. Butler, (Chief Financial
                                      Officer/Principal Accounting
                                      Officer/Secretary / Treasurer)