Form 10-Q
period 2009-06-30
GARNER INVESTMENTS INC
filed 2009-08-14
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

As of August 13, 2009, there were 4,280,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets - June 30, 2009 and December 31, 2008                                   F-1

         Statements of Operations  -
                  Three and Six  months  ended  June 30,  2009 and 2008 and From
                  February 13, 1997 (Inception) to June 30, 2009                                F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to June 30, 2009                          F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2009 and 2008 and
                  From February 13, 1997 (Inception) to June 30, 2009                            F-4

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             June 30,         December 31,
                                                                               2009              2008
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 23,399          $ 16,721
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 23,399            16,721

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at June 30, 2009 and December 31, 2008, respectively                     4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (31,389)          (24,711)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (19,899)          (13,221)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.






                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months Ended                For the Six Months Ended
                                                                 June 30,                                 June 30,
                                                          2009                2008                 2009                2008
                                                    -----------------   -----------------    -----------------    ----------------
Revenue:                                                         $ -            $      -             $      -           $      -
                                                    -----------------   -----------------    -----------------    ----------------
Operational expenses:
         Office expenses                                           -                   -                6,678
         Filing fees                                               -                   -
         Audit fees                                                -               3,750                                    3,750
                                                    -----------------   -----------------    -----------------    ----------------
                 Total operational expenses                        -               3,750                6,678               3,750
                                                    -----------------   -----------------    -----------------    ----------------
Net loss                                                         $ -            $ (3,750)            $ (6,678)           $ (3,750)
                                                    =================   =================    =================    ================
Per share information

Net loss per common share
         Basic                                      $               *    $              *    $              *     $             *
         Fully diluted                                              *                   *                   *                   *
                                                    =================   =================    =================    ================
Weighted average number of common
         stock outstanding                                 4,280,000           4,280,000            4,280,000           4,280,000
                                                    =================   =================    =================    ================
         * Less than $(0.01) per share.


See the continued notes to these financial statements.

                                      F-2


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
(continued)

                                                               February 13, 1997
                                                                (Inception) to
                                                                 June 30, 2009
                                                             ----------------------
Revenue:                                                                       $ -
                                                             ----------------------
Operational expenses:
         Office expenses                                                    24,064
         Filing fees                                                            85
         Audit fees                                                          7,240
                                                             ----------------------
                 Total operational expenses                                 31,389
                                                             ----------------------
Net loss                                                                 $ (31,389)
                                                             ======================
Per share information

Net loss per common share
         Basic
         Fully diluted

Weighted average number of common
         stock outstanding

         * Less than $(0.01) per share.

                                      F-3



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                        (Inception) through June 30, 2009
                                   (Unaudited)

                                                                                           Deficit accum
                                                                           Additional        During
                                             Common Stock                    paid-in        Development
                                           Number of shares    Amount        Capital         Stage           Totals
                                          ------------------------------   ------------   -------------   -------------
Issuance of stock for cash                        480,000         $ 480        $ 1,020             $ -         $ 1,500
Net loss                                                -             -              -            (144)           (144)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1997                       480,000           480          1,020            (144)          1,356
                                          ----------------   -----------   ------------   -------------   -------------
Isssuance of stock for cash                       300,000           300            450               -             750
Net loss                                                -             -              -          (1,557)         (1,557)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1998                       780,000           780          1,470          (1,701)            549
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (240)           (240)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1999                       780,000           780          1,470          (1,941)            309
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -             (50)            (50)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2000                       780,000           780          1,470          (1,991)            259
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (259)           (259)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2001                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2002                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2003                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2004                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2005                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for oil lease                 3,500,000         3,500              -               -           3,500
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2006                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2007                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Shareholder capital contribution                        -             -          5,740               -           5,740
Net loss                                                -             -              -         (22,461)        (22,461)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2008                     4,280,000         4,280          7,210         (24,711)        (13,221)
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -          (6,678)         (6,678)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - June 30, 2009                         4,280,000       $ 4,280        $ 7,210       $ (31,389)      $ (19,899)
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

                                      F-4



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         February 13, 1997
                                                                       For the Six Months Ended           (Inception) to
                                                                                 June 30,                    June 30,
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

                                      F-5


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2009
                                  (Unaudited)

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

Going Concern

The Company's financial statements for the six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $31,389 as of June 30, 2009. The Company did not recognize revenues from its activities during the six months ended June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' (DEFICIT) EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2009, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended June 30, 2009, the Company did not issue any shares of its common stock.

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

PLAN OF OPERATIONS

We had no revenues during the six months ended June 30, 2009. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the six months ended June 30, 2009, our operations were focused on the filing of our Annual Report on Form 10K, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended June 30, 2009, we did not incur general and administrative expenses compared to $3,750 during the three months ended June 30, 2008. The decrease of $3,750 was a result of a decrease in our administrative activities.

During the three months ended June 30, 2009, we did not incur a net loss compared to a net loss of $3,750 during the three months ended June 30, 2008. The decrease of $3,750 is a direct result of the $3,750 decrease in general and administrative expenses as explained above.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

During the six months ended June 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the six months ended June 30, 2009, we incurred general and administrative expenses of $6,678 compared to $3,750 during the three months ended June 30, 2008. The increase of $2,928 was a result of the work on our Annual Report on Form 10K for the year ended December 31, 2008.

During the six months ended June 30, 2009, we incurred a net loss of $6,678 compared to $3,750 during the six months ended June 30, 2008. The increase of $2,928 is a direct result of the $2,928 increase in general and administrative expenses as explained above.

LIQUIDITY

We have no cash or other liquid assets at June 30, 2009, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2009, we did not use or receive funds from our operational activities. During the six months ended June 30, 2009, we recognized a net loss of $6,678, which was not adjusted for any non-cash items. During the six months ended June 30, 2008, we used funds of $3,750 in our operational activities. During the six months ended June 30, 2008, we recognized a net loss of $3,750, which was not adjusted for any non-cash items.

During the six months ended June 30, 2009 and 2008, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2009, we did not receive or use any funds from our financing activities. During the six months ended June 30, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $23,399 as of June 30, 2009.

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

          (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

          (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                            GARNER INVESTMENTS, INC.
                                  (Registrant)



Dated:   August __, 2009          By: /s/ Roy C. Smith
                                      ----------------
                                      Roy C. Smith (Principal Executive Officer,
                                      President and Chief Executive Officer)




Dated:   August __, 2009          By: /s/Michael R. Butler
                                      --------------------
                                       Michael R. Butler, (Chief Financial
                                       Officer/Principal Accounting Officer/
                                       Secretary/Treasurer)