Form 10-Q
period 2009-09-30
GARNER INVESTMENTS INC
filed 2009-11-05
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 4,280,000 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - September 30, 2009 and December 31, 2008 (Audited)                     F-1

         Statements of Operations  -
                  Three and Nine months ended September 30, 2009 and 2008 and
                  From February 13, 1997 (Inception) to September 30, 2009                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to September 30, 2009                      F-4

         Statements of Cash Flows -
                  Nine months ended September 30, 2009 and 2008 and
                  From February 13, 1997 (Inception) to September 30, 2009                       F-5

         Notes to the Financial Statements                                                       F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               3

Item 4. Controls and Procedures                                                                  3

Item 4T.  Controls and Procedures                                                                4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       5

Item 1A.  Risk Factors -  Not Applicable                                                         5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5
SIGNATURES                                                                                       6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            September 30,     December 31,
                                                                               2009              2008
                                                                          ---------------   ----------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 27,186          $ 16,721
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 27,186            16,721

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at September 30, 2009 and December 31, 2008, respectively                4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (35,176)          (24,711)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (23,686)          (13,221)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.






                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months Ended               For the Nine Months Ended
                                                                September 30,                            September 30,
                                                          2009                2008                 2009                2008
                                                    -----------------   -----------------    -----------------    ----------------

Revenue:                                                         $ -                 $ -                  $ -                 $ -
                                                    -----------------   -----------------    -----------------    ----------------
Operational expenses:
         Office expenses                                       3,787                   -               10,465                   -
         Filing fees                                               -                   -                    -                   -
         Audit fees                                                -                   -                    -               3,750
                                                    -----------------   -----------------    -----------------    ----------------
                 Total operational expenses                    3,787                   -               10,465               3,750
                                                    -----------------   -----------------    -----------------    ----------------
Net loss                                                    $ (3,787)                $ -            $ (10,465)           $ (3,750)
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



Continued
                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        February 13, 1997
                                                         (Inception) to
                                                       September 30, 2009
                                                     ------------------------

Revenue:                                                                 $ -
                                                     ------------------------
Operational expenses:
         Office expenses                                              27,851
         Filing fees                                                      85
         Audit fees                                                    7,240
                                                     ------------------------
                 Total operational expenses                           35,176
                                                     ------------------------

Net loss                                                           $ (35,176)
                                                     ========================
Per share information

Net loss per common share
         Basic
         Fully diluted

Weighted average number of common
         stock outstanding

         * Less than $(0.01) per share.


See the notes to these financial statements.


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                     (Inception) through September 30, 2009
                                   (Unaudited)

                                                                                           Deficit accum
                                                                           Additional        During
                                             Common Stock                    paid-in        Development
                                           Number of shares    Amount        Capital         Stage           Totals
                                          ----------------   -----------   ------------   -------------   -------------

Issuance of stock for cash                        480,000         $ 480        $ 1,020             $ -         $ 1,500
Net loss                                                -             -              -            (144)           (144)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1997                       480,000           480          1,020            (144)          1,356
                                          ----------------   -----------   ------------   -------------   -------------
Issuance of stock for cash                        300,000           300            450               -             750
Net loss                                                -             -              -          (1,557)         (1,557)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1998                       780,000           780          1,470          (1,701)            549
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (240)           (240)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 1999                       780,000           780          1,470          (1,941)            309
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -             (50)            (50)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2000                       780,000           780          1,470          (1,991)            259
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -            (259)           (259)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2001                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2002                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2003                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2004                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2005                       780,000           780          1,470          (2,250)              -
                                          ----------------   -----------   ------------   -------------   -------------

Issuance of stock for oil lease                 3,500,000         3,500              -               -           3,500
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2006                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -               -               -
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2007                     4,280,000         4,280          1,470          (2,250)          3,500
                                          ----------------   -----------   ------------   -------------   -------------
Shareholder capital contribution                        -             -          5,740               -           5,740
Net loss                                                -             -              -         (22,461)        (22,461)
                                          ----------------   -----------   ------------   -------------   -------------
Balance - December 31, 2008                     4,280,000         4,280          7,210         (24,711)        (13,221)
                                          ----------------   -----------   ------------   -------------   -------------
Net loss                                                -             -              -         (10,465)        (10,465)
                                          ----------------   -----------   ------------   -------------   -------------
Balance -September  30, 2009                    4,280,000       $ 4,280        $ 7,210       $ (35,176)      $ (23,686)
                                          ================   ===========   ============   =============   =============

See the notes to these financial statements.



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         February 13, 1997
                                                                       For the Six Months Ended           (Inception) to
                                                                            September 30,                   June 30,
                                                                        2009               2008                2009
                                                                   ---------------    ---------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                        $ (10,465)          $ (3,750)             $ (35,176)

Adjustments to reconcile net loss to net cash used
        in operating activities:
        Increase in accounts payable                                       10,465                  -                 27,186
                                                                   ---------------    ---------------   --------------------
Net Cash Used by Operating Activities                                           -             (3,750)                (7,990)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash Flows from Financing Activities:
        Shareholder payment of accounts payable                                 -              3,750                  5,740
        Proceeds from stock issuance, net of
           issuance costs                                                       -                  -                  2,250
                                                                   ---------------    ---------------   --------------------
Net Cash Provided by Financing Activities                                       -              3,750                  7,990
                                                                   ---------------    ---------------   --------------------
Net Increase (decrease) in Cash                                                 -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                 -                  -                      -
                                                                   ---------------    ---------------   --------------------
Cash and Cash Equivalents - End of Period                                     $ -                $ -                    $ -
                                                                   ===============    ===============   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:
        Issuance of common stock for oil lease                                $ -                $ -                $ 3,500
                                                                   ===============    ===============   ====================

See the notes to these financial statements.


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2009

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

Going Concern

The Company's financial statements for the nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $35,176 as of September 30, 2009. The Company did not recognize revenues from its activities during the nine months ended September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout. In October 2009, the Farmout Agreement was extended to December 31, 2010.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2009, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended September 30, 2009, the Company did not issue any shares of its common stock.

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

PLAN OF OPERATIONS

We had we had no revenues during the nine months ended September 30, 2009. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the nine months ended September 30, 2009, our operations were focused on the filing of our Annual Report on Form 10K, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended September 30, 2009, we incurred general and administrative expenses of $3,787. During the three months ended September 30, 2008, we did not incur any general and administrative expenses. The increase of $3,787 was a result of an increase in our administrative activities.

During the three months ended September 30, 2009, we did not incur a net loss of $3,787. During the three months ended September 30, 2008, we did not incur a net loss. The increase of $3,787 is a direct result of the $3,787 increase in general and administrative expenses as explained above.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2009, we incurred general and administrative expenses of $10,465 compared to $3,750 during the nine months ended September 30, 2008. The increase of $6,715 was a result of the work on our Annual Report on Form 10K for the year ended December 31, 2008 and quarterly filings during 2009.

During the nine months ended September 30, 2009, we incurred a net loss of $10,465 compared to $3,750 during the nine months ended September 30, 2008. The increase of $6,715 is a direct result of the $6,715 increase in general and administrative expenses as explained above.

LIQUIDITY

We have no cash or other liquid assets at September 30, 2009, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2009, we did not use or receive funds from our operational activities. During the nine months ended September 30, 2009, we recognized a net loss of $10,465, which was not adjusted for any non-cash items. During the nine months ended June 30, 2008, we used funds of $3,750 in our operational activities. During the nine months ended June 30, 2008, we recognized a net loss of $3,750, which was not adjusted for any non-cash items.

During the nine months ended September 30, 2009 and 2008, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2009, we did not receive or use any funds from our financing activities. During the nine months ended September 30, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $3,750. The Company has treated the payment as a capital contribution and credited Additional Paid in Capital for $3,750.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $27,186 as of September 30, 2009.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended September 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

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





                                                GARNER INVESTMENTS, INC.
                                                     (Registrant)



Dated:   November 5, 2009             By: /s/ Roy C. Smith
                                          ----------------
                                              Roy C. Smith
                                             (Principal Executive Officer,
                                              President and Chief
                                              Executive Officer)




Dated:   November 5, 2009              By: /s/Michael R. Butler
                                             --------------------
                                              Michael R. Butler,
                                             (Chief Financial Officer/Principal
                                              Accounting Officer/Secretary /
                                              Treasurer)