Form 10-K
period 2009-12-31
GARNER INVESTMENTS INC
filed 2010-03-31
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-26317

                            GARNER INVESTMENTS, INC.

             (Exact name of registrant as specified in its charter)


             Wyoming                           84-1384961
----------------------------------       ------------------------
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

                                  Common Stock
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |-|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 4,280,000 shares outstanding of the registrant's Common Stock as of March 29, 2010.






                                TABLE OF CONTENTS
                                                                                                        Page
                                                                                                        ----
                                     PART I

ITEM 1                  Business                                                                        1
ITEM 1 A.               Risk Factors                                                                    7
ITEM 1 B.               Unresolved Staff Comments                                                       17
ITEM 2                  Properties                                                                      17
ITEM 3                  Legal Proceedings                                                               17
ITEM 4                  Removed and Reserved                                                            17

                                     PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                           17
ITEM 6                  Selected Financial Data                                                         18
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      18
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      21
ITEM 8                  Financial Statements and Supplementary Data                                     21
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                      23
ITEM 9 A.               Controls and Procedures                                                         23
ITEM 9 A(T).            Controls and Procedures                                                         23
ITEM 9B                 Other Information                                                               24

                                    PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         24
ITEM 11                 Executive Compensation                                                          26
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                             29
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       31
ITEM 14                 Principal Accounting Fees and Services                                          31

                                     PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         32
SIGNATURES                                                                                              33


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

                                     PART I

ITEM 1.  BUSINESS
----------------

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Garner Investments," or the "Company" are to Garner Investments, Inc.

HISTORY OF GARNER INVESTMENTS, INC.
----------------------------------

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

COMPANY OVERVIEW
-----------------

Garner Investments has been inactive during the last 5 years. It has changed from a farmout business to actively commence evaluation and possibly exploration of oil and gas prospects. Garner Investments currently has an 82.5% Net Revenue Interest in 640 acres, T38N, R81W, Section 16, Natrona County, Wyoming.

Garner Investments does not maintain a website. A copy of our Annual Report on Form 10-K along with copies of our quarterly reports on Form 10-Q and current reports on Form 8-K required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and can be found on the edgar database at www.sec.gov. In addition our SEC reports are available free of charge from the Company upon written request to Garner Investments, Inc. P.O. Box 3412, Casper, Wyoming, 82602

Areas of Interest and Property.
------------------------------

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

Farmout Agreement Terms:
-----------------------

On August 28, 2006, Garner Investments entered into a Farmout Agreement with Ms. Sharon K. Fowler (Fowler) to commit and drill wells in Farmout Lands described as Lease No. 06-00321, Wyoming State, Section 16 T38N, R81W. The Farmout Agreement provides for the Company to have drilled an initial test well at the location on or before December 10, 2007.

The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010. Ms. Fowler retains a 5% overriding Royalty on any oil and gas produced and a 10% back-in working interest. There is a 12 1/2% Royalty to State of Wyoming on the lease and a 5% Royalty held by Sharon Fowler, resulting in a 82.5% net revenue interest to Garner Investments on the lease farmout.

Geology of Farmout Prospect
---------------------------

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



Formation Tops
--------------

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

First Proposed Drilling Location -  Target Zones
------------------------------------------------

Logs from control wells in the area on the Company's first proposed location sited in the northwest quarter of Section 16 is so located seeking the updip structure from other drilling in the area.

New Prospect Criteria
---------------------

Garner Investments will consider the following criteria when evaluating whether to acquire an oil and gas prospect:

1)   proximity to existing production;

2)   depth of existing productions;

3)   location in a known producing region;

4)   whether there is well control data from nearby drill sites;

5)   geologic evaluations by local geologists of production potential;

6)   reasonable cost of acquisition;

7)   term of lease and drilling commitment, if any; and

8)   reasonable drilling cost estimates.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition.
-----------

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than Garner Investments does.

Markets.
-------

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

Effect of Changing Industry Conditions on Drilling Activity.
-----------------------------------------------------------

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

Federal Regulations.
-------------------

Governmental Regulation and Environmental Consideration.
-------------------------------------------------------

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

Compliance with Environmental Laws and Regulations.
--------------------------------------------------

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

The Department of Energy.
------------------------
The Department of Energy Organization Act (Pub. L. No.
95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

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

Crude Oil and Natural Gas Liquids Price and Allocation Regulation.
------------------------------------------------------------------

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

State Regulations.
-----------------

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

Proposed Legislation.
--------------------

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

Environmental Laws.
------------------

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

Title to Properties.
-------------------

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

Number of Persons Employed.
--------------------------

As of December 31, 2009, Garner Investments had no full-time employees. Officers and Directors work on an as needed part-time basis up to 5 hours per week.

ITEM 1A.  RISK FACTORS
----------------------

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

                                  Risk Factors

                          GENERAL BUSINESS RISK FACTORS

Garner  Investments  business is a  development  stage  company and unproven and
--------------------------------------------------------------------------------
therefore risky.
---------------

The Company has only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

The  Company  has a lack of revenue  history  and  investors  cannot view Garner
--------------------------------------------------------------------------------
Investments past performance since it is a start-up company.
-----------------------------------------------------------

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

Garner  Investments  can give no  assurance of success or  profitability  to the
--------------------------------------------------------------------------------
Company's investors.
-------------------

There is no assurance that Garner Investments will ever operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

Garner  Investments  may have a shortage of working  capital in the future which
--------------------------------------------------------------------------------
could jeopardize the Company's ability to carry out its business plan.
---------------------------------------------------------------------

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

Garner Investment's  officers and directors may have conflicts of interest which
--------------------------------------------------------------------------------
may not be resolved favorably to the Company.
--------------------------------------------

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

The Company will need additional  financing for which Garner  Investments has no
--------------------------------------------------------------------------------
commitments, and this may jeopardize execution of the Company's business plan.
-----------------------------------------------------------------------------

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

The  Company  may in the future  issue more  shares  which could cause a loss of
--------------------------------------------------------------------------------
control by its present management and current stockholders.
----------------------------------------------------------

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

Garner Investments has a minimal operating history,  so investors have no way to
--------------------------------------------------------------------------------
gauge its long term performance.
-------------------------------

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

Garner  Investments  is not  diversified  and it will be  dependent  on only one
--------------------------------------------------------------------------------
business.
--------

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

Garner  Investments  will  depend  upon  management  but it  will  have  limited
--------------------------------------------------------------------------------
participation of management.
---------------------------

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

The  Company's  officers  and  directors  are not  employed  full-time by Garner
--------------------------------------------------------------------------------
Investments which could be detrimental to the business.
------------------------------------------------------

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

The  Company's  officers  and  directors  may have  conflicts of interests as to
--------------------------------------------------------------------------------
corporate opportunities which it may not be able or allowed to participate in.
------------------------------------------------------------------------------

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

Garner Investments business,  the oil and gas business, has numerous risks which
--------------------------------------------------------------------------------
could render the Company unsuccessful.
-------------------------------------

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance the Company will find or produce oil or gas from any of the undeveloped acreage farmed out to Garner Investments or which may be acquired by the Company, nor are there any assurances that if Garner Investments ever obtains any production it will be profitable. (See "Business and Properties")

The  Company  has  substantial  competitors  who have an  advantage  over Garner
--------------------------------------------------------------------------------
Investments in resources and management.
---------------------------------------

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

Garner  Investments  will be subject  to all of the market  forces in the energy
--------------------------------------------------------------------------------
business,  many  of  which  could  pose a  significant  risk  to  the  Company's
--------------------------------------------------------------------------------
operations.
----------

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

Garner Investments business is subject to significant weather interruptions.
---------------------------------------------------------------------------

The Company's activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect its ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

Garner Investments will have significant  additional  financing  requirements to
--------------------------------------------------------------------------------
fund its future activities.
--------------------------

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

Garner  Investments  will have working capital needs for which it has no funding
--------------------------------------------------------------------------------
commitments.
-----------

Garner Investments working capital needs of consist primarily of: lease acquisitions, geological data acquisition and interpretation, title examination activities and administration and are estimated to total over $150,000 in the next twelve months, none of which funds are committed. The Company has only minimal cash as of the date of this filing.

The Company is subject to  significant  operating  hazards and uninsured risk in
--------------------------------------------------------------------------------
the energy industry.
-------------------

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

The  Company is subject to Federal  Income Tax laws and  changes  therein  which
--------------------------------------------------------------------------------
could adversely impact us.
-------------------------

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

Garner Investments is subject to substantial government regulation in the energ
--------------------------------------------------------------------------------
industry which could adversely impact the Company.
-------------------------------------------------

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

The Company  believes  investors  should consider  certain  negative  aspects of
--------------------------------------------------------------------------------
Garner Investments proposed operations.
--------------------------------------

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

Garner Investments will experience  substantial  competition for supplies in the
-------------------------------------------------------------------------------
energy industry.
---------------

The Company will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than the Company does. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on the Company.

Garner Investments will be subject to many factors beyond the Company's control.
--------------------------------------------------------------------------------

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

The  Company  has agreed to  indemnification  of officers  and  directors  as is
--------------------------------------------------------------------------------
provided by Wyoming Statute.
---------------------------

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

Garner  Investments  directors'  liability  to the Company and  shareholders  is
--------------------------------------------------------------------------------
limited
-------

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

Garner Investments may depend upon outside advisors, who may not be available on
--------------------------------------------------------------------------------
reasonable terms and as needed.
------------------------------

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

             RISK FACTORS RELATED TO GARNER INVESTMENTS, INC. STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of the Company's securities.
---------------------------

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

Garner Investments will pay no foreseeable dividends in the future.
------------------------------------------------------------------

Garner Investments has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

No public market exists for the Company's  common stock at this time,  and there
--------------------------------------------------------------------------------
is no assurance of a future market.
----------------------------------

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

Rule 144 sales in the future may have a depressive effect on Garner  Investments
--------------------------------------------------------------------------------
stock price.
-----------

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

The Company's  investors  may suffer future  dilution due to issuances of shares
--------------------------------------------------------------------------------
for various considerations in the future.
----------------------------------------

There may be substantial dilution to Garner Investments shareholders, if Garner Investments completes its proposed offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Garner Investments stock will in all likelihood be thinly traded and as a result
--------------------------------------------------------------------------------
you  may be  unable  to  sell at or near  ask  prices  or at all if you  need to
--------------------------------------------------------------------------------
liquidate your shares.
---------------------

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

Garner Investments common stock may be volatile,  which substantially  increases
--------------------------------------------------------------------------------
the risk that you may not be able to sell your  Securities at or above the price
--------------------------------------------------------------------------------
that you may pay for the security.
---------------------------------

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

Garner Investments new investors will suffer a  disproportionate  risk and there
--------------------------------------------------------------------------------
will be immediate dilution of purchasers' investments.
-----------------------------------------------------

The present shareholders have acquired their securities at a cost significantly less than that which future purchasers in the market may pay. Therefore, new investors will bear most of the risk of loss.

The Company's  business is highly  speculative  and the  investment is therefore
--------------------------------------------------------------------------------
risky.
-----

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

Garner  Investments  is a  reporting  company,  but the  Company's  stock is not
--------------------------------------------------------------------------------
publicly traded.
---------------

There is no trading market for the Company's common stock. Garner Investments is subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, pursuant to Section 15d of the Securities Act. As a result, shareholders have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. The Company provides its shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with generally accepted accounting principles audited by independent certified public accountants.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

Garner Investments, Inc. operations are principally located at in Casper, Wyoming. Garner Investments offices out of the office of the President of the Company. The Company receives mail at P.O. Box 3412, Casper, Wyoming 82602.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)         Real Estate.                                None.
(b)         Title to properties.                        None.
(c)         Oil and Gas Prospects.                      Farmout  Agreement with
                                                        Sharon K. Fowler -
                                                        Natrona
(d)         Patents.                                    None.

Garner Investments does not own any property, real or otherwise.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  REMOVED AND RESERVED.
-----------------------------


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is no public trading market for the common stock.

Holders

There are approximately 42 holders of record of Garner Investments common stock as of December 31, 2009.

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

Shares Eligible for Future Sale

Garner Investments currently has 4,280,000 shares of common stock outstanding as of December 31, 2009. A current shareholder who is an "affiliate" of Garner Investments, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Garner Investments will be required to comply with the resale limitations of Rule 144. Of these shares a total of 4,280,000 shares have been held for 6 months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Garner Investments. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company did not make any sales of its unregistered securities.

Issuer Purchases of Equity Securities

Garner Investments did not repurchase any shares of its common stock during the year ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had we had no revenues during the year ended December 31, 2009. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the year ended December 31, 2009, our operations were focused on the filing of our Amended Registration Statements on Form S-1, the maintenance of our accounting records and the beginnings of geological evaluations.

On August 28, 2006, Garner Investments entered into a Farmout Agreement with Ms. Sharon K. Fowler (Fowler) to commit and drill wells in Farmout Lands. The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010. Ms. Fowler retains a 5% overriding Royalty on any oil and gas produced and a 10% back-in working interest. There is a 12 1/2% Royalty to State of Wyoming on the lease and a 5% Royalty held by Sharon Fowler, resulting in a 82.5% net revenue interest to Garner Investments on the lease farmout.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2009  Compared to the Year Ended  December 31,
2008

During the years ended December 31, 2009 and 2008, Garner Investments did not have revenues.

During the year ended December 31, 2009, the Company incurred operational expenses of $14,944 compared to $22,461 for the year ended December 31, 2008. The decrease of $7,517 was a result of the Company's limited operational activities, which mainly focused on the Company's maintenance of its public reporting status and the beginnings of its geological evaluations.

During the year ended December 31, 2009, the Company recognized a net loss of $14,944. During the year ended December 31, 2007, the Company recognized a net loss of $22,461. The resulting $7,517 decrease in net loss during the year ended December 31, 2009, was a result of the decrease in the operational expenses incurred in meeting the Company's public reporting requirements.

LIQUIDITY
---------

The Company has no cash or other liquid assets at December 31, 2009. The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Garner Investments has secured no sources of loans or private placements, at this time. Due to its lack of funds, the Company did not have any cash flows during the years ended December 31, 2009 and 2008.

During the year ended December 31, 2009, the Company recognized a net loss of $14,944, which was not adjusted for any non-cash items. During the year ended December 31, 2009, the Company incurred a $14,944 increase in its accounts payable.
During the year ended December 31, 2008, the Company used cash of $5,740 in its operations. During the year ended December 31, 2008, the Company incurred a $16,721 increase in its accounts payable.

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

Garner Investments assets consist of a farmout agreement valued at $3,500 at December 31, 2009. The Company's total liabilities are $31,665 at December 31, 2009.

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

Limited Financing.
-----------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA
-------------------------------------------------------------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Garner Investments, Inc. for the year ended December 31, 2009, and the period from February 13, 1997 (inception) through December 31, 2009, appear as pages F-1 through F-8, at the end of the document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------


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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Garner Investment's management including its Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COS0) in Internal Control - Integrated Framework. Based on such criteria, the Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
-----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Garner Investments, Inc. directors or executive officers, including their ages as of December 31, 2009.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------
Roy C. Smith                            54             President and Director
Michael R. Butler                       56             Secretary/Treasurer and
Z.S. Merritt                            82             Director

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

Biographical Information

ROY C. SMITH, age 54, has been President and a Director of Garner Investments, Inc. since 2006. Mr. Smith attended the University of Wyoming and Casper College. He earned an A.S.S. in Marketing. He began his career in the Oil and Gas business with his father Charles B. Smith in Gillette, Wyoming. From 1978 until present he has been a self-employed independent Landman.

MICHAEL R. BUTLER, age 56, is Secretary/Treasurer and a Director of Garner Investments, Inc. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil City Printers, a commercial printing business (since 1988). Mr. Butler was a Director and Secretary/Treasurer of The Art Boutique, Inc. (1996 to 2003), Phillips 44, Inc., (1998 - 2001) and Tempus, Inc. (1997 - 2000).

Z.S. MERRITT, age 82 is a Director of Garner Investments, Inc. Mr. Merritt attended the University of Wyoming as a Geology Major. He received a BS Degree in 1954 and an MA Degree in 1958. From 1978 to 1994 Mr. Merritt worked with Viable Resources, Inc. as an Exploration Manager, Officer and Director. Mr. Merritt has been an independent consulting Geologist and Landman in Wyoming since 1994.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for Garner Investments, Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2009.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Roy C. Smith,        2009        0       0        0     0             0             0             0           0
President            2008        0       0        0     0             0             0             0           0
                     2007        0       0        0     0             0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Michael R. Butler,   2009        0       0        0     0             0             0             0           0
Secretary & Treasurer
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2009 (the "Named Executive Officers"):


------------- ------------------------------------------------------------- ---------------------------------------
                                     Option Awards                                       Stock awards
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
                                                                                                         Equity
                                                                                                         incentive
                                            Equity                                                       plan
                                          incentive                                           Equity     awards:
                                             plan                                             incentive  Market
                                           awards:                                            plan       or
               Number of    Number of     Number of                         Number   Market   awards:    payout
              securities    securities    securities                        of       value    Number     value of
              underlying    underlying    underlying                        shares   of       of         unearned
              unexercised  unexercised   unexercised   Option   Option      or       shares   unearned   shares,
                options    options (#)     unearned    exercise expiration  units    of       shares,    units or
    Name          (#)      unexercisable   options      price      date     of       units    units or   others
              exercisable                    (#)         ($)                stock    of       other      rights
                                                                            that     stock    rights     that
                                                                            have     that     that       have not
                                                                            not      have     have not    vested
                                                                            vested   not      vested        ($)
                                                                              (#)    vested      (#)
                                                                                       ($)
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Roy C. Smith,      0            0             0           0         0          0        0         0          0
President
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Michael R.         0            0             0           0         0          0        0         0          0
Butler,
Secretary &
Treasurer
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------



                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Garner Investments does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2009.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2009:


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
                  ($)
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Roy C. Smith     $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Michael R.       $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
Butler
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Z.S. Merritt     $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
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



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


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

The information below is based on the number of shares of Garner Investments, Inc. common stock that Garner Investments believes was beneficially owned by each person or entity as of December 31, 2009.


    Title of Class       Name and Address of Beneficial    Amount and Nature of     Percent of Class (1)
                                      Owner                 Beneficial Owner*
------------------------ -------------------------------- ----------------------- -------------------------
Common shares            Roy C. Smith                                     50,000                      1.1%
                         President and Director
                         P.O. Box 3574
                         Casper, WY  82602
Common shares            Michael R. Butler                               140,000                      3.2%
                         Secretary, Treasurer & Director
                         13750 Bessemer Bend Rd.
                         Alcova Route
                         Casper, WY  82604
Common shares            Z.S. Merritt                                     10,750                       .3%
                         PO Box 3574
                         Casper, WY 82602
Common shares            Sharon K. Fowler                              3,680,000                     85.5%
                         (includes Robert G. Fowler -
                         husband of Sharon K. Fowler,
                         who owns 170,000 shares)

------------------------ -------------------------------- ----------------------- -------------------------
Common shares            All Directors and Executive
                         Officers as a Group (3 persons)                 200,750                      4.7%
                                                          ----------------------- -------------------------

(1) At December 31, 2009, the Company had 4,280,000 shares of its common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Other than the stock transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Sharon K.  Fowler,  founder  and  shareholder  granted a farmout of the lease in
Section 16, T38N, R81W in Natrona County, Wyoming, to the Company for 3,500,000 shares issued in August 2006. The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010. Ms. Fowler retains a 5% overriding Royalty on any oil and gas produced and a 10% back-in working interest. There is a 12 1/2% Royalty to State of Wyoming on the lease and a 5% Royalty held by Sharon Fowler, resulting in a 82.5% net revenue interest to Garner Investments on the lease farmout.

During the year ended December 31, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $5,740. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $5,740.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Larry O'Donnell, CPA, P.C.

                                                                 Year Ended December 31,


                                                          2008                              2008
                                              -----------------------------      ----------------------------
Audit Fees                                               $5,000                           $5,740 *

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                               $5,000                            $5,740


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


(a)  Audited financial statements for years ended December 31, 2009 and 2008


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

                 3.2            Bylaws of Garner Investments, Inc. (1)

                 10.1           Farmout Agreement (2)

                 10.2           Extension to Farmout Agreement (2)

                 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

                 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

                 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

                 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*


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

*Filed herewith.
                                       32

                           Larry O'Donnell, CPA,P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Fax (303)369-9384                                                         Unit I
Email larryodonnellcpa@msn.com                           Aurora, Colorado  80014
www.larryodonnellcpa.com




                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
Garner Investments, Inc.

I have audited the accompanying balance sheets of Garner Investments, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended and for the period from inception February 13, 1997 to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $39,655 at December 31, 2009. Additionally, for the year ended December 31, 2009, they had a net loss of $14,944. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA, P.C.
-----------------------------
Larry O'Donnell, CPA, P.C.
March 24, 2010
                                       F-1




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                            December 31,      December 31,
                                                                               2009              2008
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============


Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 31,665          $ 16,721
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 31,665            16,721

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at December 31, 2009 and December 31, 2008, respectively                 4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (39,655)          (24,711)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (28,165)          (13,221)
                                                                          ---------------   ---------------

Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============


See the notes to these financial statements.





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                               February 13, 1997
                                                For the Year Ended              (Inception) to
                                                   December 31,                  December 31,
                                              2009              2008                 2009
                                          --------------    --------------    --------------------
Revenue:                                            $ -               $ -                     $ -
                                          --------------    --------------    --------------------
Operational expenses:
      Office expenses                            14,944            16,721                  32,330
      Filing fees                                     -                 -                      85
      Audit fees                                      -             5,740                   7,240
                                          --------------    --------------    --------------------
          Total operational expenses             14,944            22,461                  39,655
                                          --------------    --------------    --------------------
Net loss                                      $ (14,944)        $ (22,461)              $ (39,655)
                                          ==============    ==============    ====================
Per share information

Net loss per common share
      Basic                               $             *   $              *
      Fully diluted                                     *                  *
                                          ==============    ==============
Weighted average number of common
      stock outstanding                       4,280,000         4,280,000
                                          ==============    ==============
      * Less than $(0.01) per share.


See the notes to these financial statements.



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                     (Inception) through September 30, 2009
                                   (Unaudited)

                                                                                 Deficit accum
                                                                 Additional        During
                                     Common Stock                 paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   -------------   -----------   ------------   --------------   ------------

Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   -----------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for cash              300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000       $ 4,280        $ 7,210        $ (39,655)     $ (28,165)
                                   =============   ===========   ============   ==============   ============

See the notes to these financial statements.




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                         February 13,
                                                                                                             1997
                                                                         For the Year Ended             (Inception) to
                                                                            December 31,                  December 31,
                                                                       2009              2008                2009
                                                                   --------------    --------------    -----------------
Cash Flows from Operating Activities:
         Net Loss                                                      $ (14,944)        $ (22,461)           $ (39,655)

Adjustments to reconcile net loss to net cash used
         in operating activities:
         Increase in accounts payable                                     14,944            16,721               31,665
                                                                   --------------    --------------    ---------------

Net Cash Used by Operating Activities                                          -            (5,740)              (7,990)
                                                                   --------------    --------------    -----------------
Net Cash Used in Investing Activities                                          -                 -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                               -             5,740                5,740
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------

Net Cash Provided by Financing Activities                                      -             5,740                7,990
                                                                   --------------    --------------    -----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
                                                                   ==============    ==============    =================

See the notes to these financial statements.


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      For the Year Ended December 31, 2009

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

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Loss Per Share

The Company uses a dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $14,944 for the year ended December 31 2009and an accumulated deficit during the development stage of $39,655 as of December 31, 2009. At December 31, 2009, the Company had a working capital deficit of $31,655 and the Company had no revenues from its activities during the year ended December 31, 2009.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2008 fiscal year, the Company intends to continue its efforts to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

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

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2009, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the year ended December 31, 2009, the Company did not issue any shares of its common stock.

During the year ended December 31, 2008, a shareholder of the Company paid the Company's outstanding audit fees of $5,740. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $5,740.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended January 31, 2010 through March 24, 2010 and found no reportable subsequent events.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        Garner Investments, Inc.

Dated: March 31, 2010
                                                   By:  /s/ Roy C. Smith
                                                        ------------------------
                                                        Roy C. Smith,
                                                        President


                                                   By:  /s/ Michael R. Butler
                                                        ------------------------
                                                        Michael R. Butler,
                                                        Secretary and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010
                            Garner Investments, Inc.


                                          /s/ Roy C. Smith
                                          --------------------------------------
                                              Roy C. Smith, Director

                                         /s/ Michael R. Butler
                                          --------------------------------------
                                             Michael R. Butler, Director

                                         /s/ Z.S.Merritt
                                          --------------------------------------
                                             Z.S. Merritt, Director