Form 10-Q
period 2010-03-31
GARNER INVESTMENTS INC
filed 2010-05-21
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

As of May 18, 2010 there were 4,280,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                         Page
                                                                                        ----

         Balance Sheets -March 31, 2010 and December 31, 2009 (Audited)                 F-1

         Statements of Operations  -
                  Three months ended March 31, 2010 and 2009 and
                  From February 13, 1997 (Inception) to March 31, 2010                  F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to March 31, 2010                 F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2010 and 2009 and
                  From February 13, 1997 (Inception) to March 31, 2010                  F-4

         Notes to the Financial Statements                                              F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                        3

Item 4. Controls and Procedures                                                           3

Item 4T.  Controls and Procedures                                                         3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                5

Item 1A.  Risk Factors -  Not Applicable                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                 5

Item 4.  Removed and Reserved                                                             5

Item 5.  Other Information - Not Applicable                                               5

Item 6.  Exhibits                                                                         5

SIGNATURES                                                                                6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            March 31,         December 31,
                                                                               2010              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------

        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------

Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============


Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 31,665          $ 31,665
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 31,665            31,665

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at March 31, 2010 and December 31, 2009, respectively                    4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (39,655)          (39,655)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (28,165)          (28,165)
                                                                          ---------------   ---------------

Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============


See the notes to these financial statements.

                                      F-1





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                               February 13, 1997
                                              Form the Three Months Ended       (Inception) to
                                                     March 31,                    March 31,
                                              2010              2009                 2010
                                          --------------    --------------    --------------------
Revenue:                                            $ -               $ -                     $ -
                                          --------------    --------------    --------------------
Operational expenses:
      Office expenses                                 -             6,678                  32,330
      Filing fees                                     -                 -                      85
      Audit fees                                      -                 -                   7,240
                                          --------------    --------------    --------------------
          Total operational expenses                  -             6,678                  39,655
                                          --------------    --------------    --------------------
Net loss                                            $ -          $ (6,678)              $ (39,655)
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

                                      F-2



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                                                                         February 13,
                                                                                                             1997
                                                                     For the Three Months Ended         (Inception) to
                                                                             March 31,                    March 31,
                                                                       2010              2009                2010
                                                                   --------------    --------------    -----------------
Cash Flows from Operating Activities:
         Net Loss                                                            $ -          $ (6,678)           $ (39,655)

Adjustments to reconcile net loss to net cash used
         in operating activities:
         Increase in accounts payable                                          -             6,678               31,665
                                                                   --------------    --------------    -----------------
Net Cash Used by Operating Activities                                          -                 -               (7,990)
                                                                   --------------    --------------    --------------
Net Cash Used in Investing Activities                                          -                 -                    -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                               -                 -                5,740
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------
Net Cash Provided by Financing Activities                                      -                 -                7,990
                                                                   --------------    --------------    ----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
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

                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   -------------   -----------   ------------   --------------   ------------

Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------

Isssuance of stock for cash             300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Net Loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - March 31, 2010              4,280,000       $ 4,280        $ 7,210        $ (39,655)     $ (28,165)
                                   =============   ===========   ============   ==============   ============

See the notes to these financial statements.

                                      F-4

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 2010
                                   (Unaudited)

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements for the three months ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $39,655 as of March 31, 2010. The Company did not recognize revenues from its activities during the three months ended March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2010, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the three months ended March 31, 2010, the Company did not issue any shares of its common stock.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended March 31, 2010 through May 18, 2010 and found no reportable subsequent events.

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

PLAN OF OPERATIONS

We had we had no revenues during the three months ended March 31, 2010. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the three months ended March 31, 2010, our operations were focused on the filing of our Annual Report on Form 10K, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended March 31, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended March 31, 2010, we did not incur any general and administrative expenses. During the three months ended March 31, 2009, we incurred general and administrative expenses of $6,678. The decrease of $6,678 was a result of a decrease in our administrative activities.

During the three months ended March 31, 2010, we did not incur either a net loss or net income. During the three months ended March 31, 2010, we incurred a net loss of $6,678. The decrease of $6,678 is a direct result of the $6,678 decrease in general and administrative expenses as explained above.

LIQUIDITY

We have no cash or other liquid assets at March 31, 2010, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2010 and 2009, we did not use or receive funds from our operational activities.

During the three months ended March 31, 2010 and 2009, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2010 and 2009, we did not receive or use any funds from our financing activities.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $31,665 as of March 31, 2010.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

            NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.


ITEM 4.  REMOVED AND RESERVED

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





                                     GARNER INVESTMENTS, INC.
                                           (Registrant)



Dated:   May 19, 2010              By: /s/ Roy C. Smith
                                       ----------------
                                           Roy C. Smith (Principal Executive
                                           Officer, President and Chief
                                           Executive Officer)




Dated:   May 19, 2010              By: /s/Michael R. Butler
                                       --------------------
                                          Michael R. Butler, (Chief Financial
                                          Officer/Principal Accounting Officer/
                                          Secretary / Treasurer)