Form 10-Q
period 2010-06-30
GARNER INVESTMENTS INC
filed 2010-08-20
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

As of June 30, 2010 there were 4,280,000 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - June 30, 2010 and December 31, 2009 (Audited)                          F-1

         Statements of Operations  -
                  Three and Six  months  ended  June 30,  2010 and 2009 and From
                  February 13, 1997 (Inception) to June 30, 2010                                 F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to June 30, 2010                           F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2010 and 2009 and
                  From February 13, 1997 (Inception) to June 30, 2010                            F-4

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             June 30,         December 31,
                                                                               2010              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 31,665          $ 31,665
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 31,665            31,665

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at June 30, 2010 and December 31, 2009, respectively                     4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (39,655)          (39,655)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (28,165)          (28,165)
                                                                          ---------------   ---------------

Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
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

                                      F-1




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                February 13, 1997
                                            For the Three Months Ended          For the Six Months Ended         (Inception) to
                                                     June 30,                           June 30,                         June 30,
                                              2010              2009             2010            2009                 2010
                                          --------------    --------------    ------------   --------------    --------------------
Revenue:                                            $ -               $ -             $ -              $ -                     $ -
                                          --------------    --------------    ------------   --------------    --------------------
Operational expenses:
      Office expenses                                 -                 -               -            6,678                  32,330
      Filing fees                                     -                 -               -                -                      85
      Audit fees                                      -                 -               -                -                   7,240
                                          --------------    --------------    ------------   --------------    --------------------
          Total operational expenses                  -                 -               -            6,678                  39,655
                                          --------------    --------------    ------------   --------------    --------------------
Net loss                                            $ -               $ -             $ -         $ (6,678)              $ (39,655)
                                          ==============    ==============    ============   ==============    ====================
Per share information

Net loss per common share
      Basic                               $             *   $              *  $           *  $            *
      Fully diluted                                     *                  *              *               *
                                          ==============    ==============    ============   ==============
Weighted average number of common
      stock outstanding                       4,280,000         4,280,000       4,280,000        4,280,000
                                          ==============    ==============    ============   ==============
      * Less than $(0.01) per share.


See the notes to these financial statements.

                                      F-2



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
            From February 13, 1997 (Inception) through June 30, 2010
                                   (Unaudited)

                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   -------------   -----------   ------------   --------------   ------------

Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for cash              300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Net Loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - June 30, 2010               4,280,000       $ 4,280        $ 7,210        $ (39,655)     $ (28,165)
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

                                      F-3




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         February 13,
                                                                                                             1997
                                                                      For the Six Months Ended          (Inception) to
                                                                              June 30,                     June 30,
                                                                       2010              2009                2010
                                                                   --------------    --------------    -----------------
Cash Flows from Operating Activities:
         Net Loss                                                            $ -          $ (6,678)           $ (39,655)

Adjustments to reconcile net loss to net cash used
         in operating activities:
         Increase in accounts payable                                          -             6,678               31,665
                                                                   --------------    --------------    -----------------
Net Cash Used by Operating Activities                                          -                 -               (7,990)
                                                                   --------------    --------------    -----------------
Net Cash Used in Investing Activities                                          -                 -                    -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                               -                 -                5,740
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------
Net Cash Provided by Financing Activities                                      -                 -                7,990
                                                                   --------------    --------------    -----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
                                                                   ==============    ==============    =================

See the notes to these financial statements.

                                      F-4


                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2010
                                   (Unaudited)

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

Going Concern

The Company's financial statements for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $39,655 as of June 30, 2010. The Company did not recognize revenues from its activities during the six months ended June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2010, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended June 30, 2010, the Company did not issue any shares of its common stock.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended June 30, 2010 through August 17, 2010 and found no reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the six months ended June 30, 2010. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the six months ended June 30, 2010, our operations were focused on the filing of our Annual Report on Form 10K, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

During the three months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended June 30, 2010 and 2009, we did not incur any general and administrative expenses.

During the three months ended June 30, 2010 and 2009, we did not incur either a net loss or net income.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the six months ended June 30, 2010, we did not incur any general and administrative expenses. During the six months ended June 30, 2009, we incurred general and administrative expenses of $6,678. The decrease of $6,678 was a result of a decrease in our administrative activities.

During the six months ended June 30, 2010, we did not incur either a net loss or net income. During the six months ended June 30, 2009, we incurred a net loss of $6,678. The decrease of $6,678 is a direct result of the $6,678 decrease in general and administrative expenses as explained above.

LIQUIDITY
---------

We have no cash or other liquid assets at June 30, 2010, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2010 and 2009, we did not use or receive funds from our operational activities.

During the six months ended June 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2010 and 2009, we did not receive or use any funds from our financing activities.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $31,665 as of June 30, 2010.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended June 30, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                            GARNER INVESTMENTS, INC.
                                  (Registrant)



Dated:   August 19, 2010           By: /s/ Roy C. Smith
                                       ----------------
                                      Roy C. Smith (Principal Executive Officer,
                                      President and Chief Executive Officer)




Dated:   August 19, 2010          By: /s/Michael R. Butler
                                      --------------------
                                         Michael R. Butler, (Chief Financial
                                         Officer/Principal Accounting
                                         Officer/Secretary / Treasurer)