Form 10-Q
period 2010-09-30
GARNER INVESTMENTS INC
filed 2010-11-17
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2010

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

As of November 15, 2010 there were 4,280,000 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - September 30, 2010 and December 31, 2009 (Audited)                     F-1

         Statements of Operations  -
                  Three and Nine months ended September 30, 2010 and 2009 and
                  From February 13, 1997 (Inception) to September 30, 2010                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to September 30, 2010                      F-3

         Statements of Cash Flows -
                  Nine months ended September 30, 2010 and 2009 and
                  From February 13, 1997 (Inception) to September 30, 2010                       F-4

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

Item 1A.  Risk Factors -  Not Applicable                                                         4

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                            September 30,     December 31,
                                                                               2010              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 31,665          $ 31,665
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 31,665            31,665

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at September 30, 2010 and December 31, 2009, respectively                4,280             4,280
        Additional paid-in capital                                                 7,210             7,210
        Deficit accumulated during the development stage                         (39,655)          (39,655)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (28,165)          (28,165)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
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

                                      F-1




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                February 13, 1997
                                            For the Three Months Ended           For the Nine Months Ended       (Inception) to
                                                   September 30,                      September 30,                September 30,
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

                                      F-2



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                     (Inception) through September 30, 2010
                                   (Unaudited)

                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   -------------   -----------   ------------   --------------   ------------

Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for cash              300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Net Loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - September 30, 2010          4,280,000       $ 4,280        $ 7,210        $ (39,655)     $ (28,165)
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

                                      F-3



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                       February 13,
                                                                                                             1997
                                                                      For the Nine Months Ended         (Inception) to
                                                                             September 30,              September 30,
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

                                      F-4

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2010
                                   (Unaudited)

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

Going Concern

The Company's financial statements for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $39,655 as of September 30, 2010. The Company did not recognize revenues from its activities during the nine months ended September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the nine months ended September 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2010, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the nine months ended September 30, 2010, the Company did not issue any shares of its common stock.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended September 30, 2010 through November 15, 2010 and found no reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the nine months ended September 30, 2010. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the nine months ended September 30, 2010, our operations were focused on the filing of our Annual Report on Form 10K, the maintenance of our accounting records and the beginnings of geological evaluations.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

During the three months ended September 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended September 30, 2010 and 2009, we did not incur any general and administrative expenses.

During the three months ended September 30, 2010 and 2009, we did not incur either a net loss or net income.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2010, we did not incur any general and administrative expenses. During the nine months ended September 30, 2009, we incurred general and administrative expenses of $6,678. The decrease of $6,678 was a result of a decrease in our administrative activities.

During the nine months ended September 30, 2010, we did not incur either a net loss or net income. During the nine months ended September 30, 2009, we incurred a net loss of $6,678. The decrease of $6,678 is a direct result of the $6,678 decrease in general and administrative expenses as explained above.

LIQUIDITY
---------

We have no cash or other liquid assets at September 30, 2010, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2010 and 2009, we did not use or receive funds from our operational activities.

During the nine months ended September 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2010 and 2009, we did not receive or use any funds from our financing activities.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $31,665 as of September 30, 2010.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                            GARNER INVESTMENTS, INC.
                                                 (Registrant)



Dated:   November  __, 2010                 By: /s/ Roy C. Smith
                                                  ----------------
                                                    Roy C. Smith,
                                                   (Principal Executive Officer,
                                                    President and Chief
                                                    Executive Officer)




Dated:   November  __, 2010                  By: /s/Michael R. Butler
                                                 --------------------
                                                    Michael R. Butler,
                                                   (Chief Financial
                                                    Officer/Principal
                                                    Accounting Officer/Secretary
                                                   /Treasurer)