Form 10-K/A
period 2009-12-31
GARNER INVESTMENTS INC
filed 2010-12-20
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K/A


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


                               Explanatory Note

Garner Investments, Inc. (the Company) is filing this Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010, for the sole purpose of amending the Independent Auditor's Report to the Financial Statements for the years ended December 31, 2009 and 2008 to include the opinion paragraph.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.






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



In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garner Investments, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from February 13, 1997 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.


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

Dated: December 16, 2010

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