Form 10-Q/A
period 2010-09-30
GARNER INVESTMENTS INC
filed 2010-12-20
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q/A
                                -----------------

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


                     Explanatory Note

Garner Investments, Inc. (the Company) is filing this Amendment to its Annual Report on Form 10-Q/A for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 17, 2010, for the sole purpose of providing dates on the Signature Page.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-KQ/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.



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





                                            GARNER INVESTMENTS, INC.
                                                 (Registrant)



Dated:   December 16, 2010                 By: /s/ Roy C. Smith
                                                  ----------------
                                                    Roy C. Smith,
                                                   (Principal Executive Officer,
                                                    President and Chief
                                                    Executive Officer)




Dated:   December 16, 2010                  By: /s/Michael R. Butler
                                                 --------------------

                                                    Michael R. Butler,
                                                   (Chief Financial
                                                    Officer/Principal
                                                    Accounting Officer/Secretary
                                                   /Treasurer)