Form 10-K
period 2010-12-31
GARNER INVESTMENTS INC
filed 2011-04-11
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2010

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


On April 8, 2011, the shares of common stock were held by non-affiliates and had a value of $__________ based on the average closing bid and ask.

There were 4,280,000 shares issued and outstanding of the registrant's Common Stock as of April 8, 2010.

                                                                                                       Page
                                                                                                       ----
                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                        1
ITEM 1 A.               Risk Factors                                                                    7
ITEM 1 B.               Unresolved Staff Comments                                                      16
ITEM 2                  Properties                                                                     16
ITEM 3                  Legal Proceedings                                                              16
ITEM 4                  Removed and Reserved                                                           16

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                          17
ITEM 6                  Selected Financial Data                                                        17
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Results of Operations                                                          18
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                     21
ITEM 8                  Financial Statements and Supplementary Data                                    21
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                     21
ITEM 9 A.               Controls and Procedures                                                        22
ITEM 9B                 Other Information                                                              23

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                        23
ITEM 11                 Executive Compensation
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                            28
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence      29
ITEM 14                 Principal Accounting Fees and Services                                         30

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                        31
SIGNATURES                                                                                             32


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

                                     PART I

ITEM 1.  BUSINESS
-----------------

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Garner Investments" or the "Company" are to Garner Investments, Inc.

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

COMPANY OVERVIEW
----------------

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

The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010. On December 31, 2010, a second extension of the farmout was executed to extend the performance date to April 30, 2011.

Ms. Fowler retains a 5% overriding Royalty on any oil and gas produced and a 10% back-in working interest. There is a 12 1/2% Royalty to State of Wyoming on the lease and a 5% Royalty held by Sharon Fowler, resulting in a 82.5% net revenue interest to Garner Investments on the lease farmout.

Geology of Farmout Prospect
--------------------------

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

The  Department of Energy.
-------------------------

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

Number of Persons Employed.
--------------------------

As of December 31, 2010, Garner Investments had no full-time employees. Officers and Directors work on an as needed part-time basis up to 5 hours per week.

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

The  Company  has a lack of revenue  history  and  investors  cannot view Garner
--------------------------------------------------------------------------------
Investments past performance since it is a start-up company.
------------------------------------------------------------


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

The  Company's  officers  and  directors  may have  conflicts of interests as to
--------------------------------------------------------------------------------
corporate opportunities which it may not be able or allowed to participate in.
-----------------------------------------------------------------------------

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

Garner Investments business is subject to significant weather interruptions.
----------------------------------------------------------------------------

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

Garner Investments is subject to substantial government regulation in the energy
--------------------------------------------------------------------------------
industry which could adversely impact the Company.
-------------------------------------------------

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

Garner Investments will experience  substantial  competition for supplies in the
--------------------------------------------------------------------------------
energy industry.
---------------

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

             RISK FACTORS RELATED TO GARNER INVESTMENTS, INC. STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of the Company's securities.
---------------------------

Garner Investments, Inc. is a "penny stock" company. Its common stock is currently listed on the OTCBB and the Pinksheets OTCQB and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Garner  Investments  stock is thinly traded and as a result you may be unable to
--------------------------------------------------------------------------------
sell at or near ask prices or at all if you need to liquidate your shares.
-------------------------------------------------------------------------

The shares of Garner Investments common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Garner Investments is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Garner Investments or purchase or recommend the purchase of any of the Company's Securities until such time as Garner Investments became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. Garner Investments cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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


ITEM 4.  REMOVED AND RESERVED.
-----------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is a limited public trading market for the common stock. On December 31, 2010, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is "GVTS".

Holders

There are approximately 42 holders of record of Garner Investments common stock as of December 31, 2010.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2010 and 2009, the Company did not make any sales of its unregistered securities.

Issuer Purchases of Equity Securities

Garner Investments did not repurchase any shares of its common stock during the year ended December 31, 2010.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had we had no revenues during the year ended December 31, 2010. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the year ended December 31, 2010, our operations were focused on the maintenance of our accounting records, getting our common stock listed for trading on the OTCBB and the beginnings of geological evaluations.

On August 28, 2006, Garner Investments entered into a Farmout Agreement with Ms. Sharon K. Fowler (Fowler) to commit and drill wells in Farmout Lands. The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010 and was extended on December 31, 2010 to April 30, 2011.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2010  Compared to the Year Ended  December 31,
2009

During the years ended December 31, 2009 and 2008, Garner Investments did not have revenues.

During the year ended December 31, 2010, the Company incurred operational expenses of $25,435 compared to $14,944 for the year ended December 31, 2009. The increase of $10,491 was a result of a $8,991 increase in legal fees resulting from the Company's efforts to get its common stock listed for trading.

During the year ended December 31, 2010, the Company recognized a net loss of $25,435. During the year ended December 31, 2009, the Company recognized a net loss of $14,944. The resulting $10,491 increase in net loss during the year ended December 31, 2010, was a result of the increase in the operational expenses incurred in obtaining listing of the Company's common stock for trading.

LIQUIDITY
---------

The Company has no cash or other liquid assets at December 31, 2010. The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Garner Investments has secured no sources of loans or private placements, at this time. Due to its lack of funds, the Company did not have any cash flows during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, the Company recognized a net loss of $25,435, which was not adjusted for any non-cash items. During the year ended December 31, 2010, the Company incurred a $23,935 increase in its accounts payable.

During the year ended December 31, 2009, the Company recognized a net loss of $14,944, which was not adjusted for any non-cash items. During the year ended December 31, 2009, the Company incurred a $14,944 increase in its accounts payable.

During the year ended December 31, 2010, a shareholder of the Company paid the Company's outstanding audit fees of $1,500. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $1,500.

Short Term.

On a short-term basis, Garner Investments has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as it continues exploration activities. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

Garner Investments assets consist of a farmout agreement valued at $3,500 at December 31, 2010. The Company's total liabilities are $55,600 at December 31, 2010.

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

Critical Accounting Policies
----------------------------

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

Stock-Based Compensation

The Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Garner Investments, Inc. for the years ended December 31, 2010 and 2009, and the period from February 13, 1997 (inception) through December 31, 2010, appear as pages F-1 through F-9, at the end of the document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Larry O'Donnell, CPA, PC formerly the independent registered public accountant for Garner Investments, Inc. ("the Company") was dismissed as the Company's independent registered public accountant on November 1, 2010. Effective December 14, 2010, the Public Accounting Oversight Board ("PCAOB") revoked Larry O'Donnell, CPA, P.C.'s registration as a registered public accountant.

On November 1, 2010, the Board of Directors of the Company approved the engagement of new auditors, Ronald Chadwick, PC, of Aurora, Colorado to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2009 and 2008 and the cumulative period of January 1, 2010 through June 30, 2010 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by Larry O'Donnell, CPA, PC for the fiscal years ended December 31, 2009 and 2008, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2010 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
------------------------------------------------------------------------

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Garner Investment's management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Garner Investments, Inc. financial statements.
                                       22

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2010. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Garner Investments, Inc. directors or executive officers, including their ages as of December 31, 2010.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------
Roy C. Smith                            55             President and Director
Michael R. Butler                       57             Secretary/Treasurer and
Z.S. Merritt                            83             Director

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

Biographical Information

ROY C. SMITH, age 55, has been President and a Director of Garner Investments, Inc. since 2006. Mr. Smith attended the University of Wyoming and Casper College. He earned an A.S.S. in Marketing. He began his career in the Oil and Gas business with his father Charles B. Smith in Gillette, Wyoming. From 1978 until present he has been a self-employed independent Landman.

MICHAEL R. BUTLER, age 57, is Secretary/Treasurer and a Director of Garner Investments, Inc. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil City Printers, a commercial printing business (since 1988). Mr. Butler was a Director and Secretary/Treasurer of The Art Boutique, Inc. (1996 to 2003), Phillips 44, Inc., (1998 - 2001) and Tempus, Inc. (1997 - 2000).

Z.S. MERRITT, age 83 is a Director of Garner Investments, Inc. Mr. Merritt attended the University of Wyoming as a Geology Major. He received a BS Degree in 1954 and an MA Degree in 1958. From 1978 to 1994 Mr. Merritt worked with Viable Resources, Inc. as an Exploration Manager, Officer and Director. Mr. Merritt has been an independent consulting Geologist and Landman in Wyoming since 1994.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2010, 2009 and 2008. The table sets forth this information for Garner Investments, Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Officers as of December 31, 2010.



                      SUMMARY EXECUTIVES COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Roy C. Smith,        2010        0       0        0     0             0             0             0           0
President            2009        0       0        0     0             0             0             0           0
                     2008        0       0        0     0             0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Michael R. Butler,   2010        0       0        0     0             0             0             0           0
Secretary and        2009        0       0        0     0             0             0             0           0
Treasurer            2008        0       0        0     0             0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

----------------------------------------------------------------------------------------------------------




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
                                                                                       ($)
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Roy C.             0            0             0           0         0          0        0         0          0
Smith,
President
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Michael R.         0            0             0           0         0          0        0         0          0
Butler,
Secretary and
Treasurer
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------



                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Garner Investments does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2010.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2010:


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

The information below is based on the number of shares of Garner Investments, Inc. common stock that Garner Investments believes was beneficially owned by each person or entity as of December 31, 2010.


    Title of Class       Name and Address of Beneficial    Amount and Nature of     Percent of Class (1)
                                      Owner                 Beneficial Owner*
------------------------ -------------------------------- ----------------------- -------------------------
Common shares            Roy C. Smith                                     50,000                      1.1%
                         President and Director
                         P.O. Box 3574
                         Casper, WY  82602
Common shares            Michael R. Butler                               140,000                      3.2%
                         Secretary, Treasurer & Director
                         13750 Bessemer Bend Rd.
                         Alcova Route
                         Casper, WY  82604
Common shares            Z.S. Merritt                                     10,750                       .3%
                         Director
                         P.O. Box 3574
                         Casper, WY 82602
Common shares            Sharon K. Fowler                              3,680,000                     85.5%
                         13816 E. Meadow Lane
                         Evansville, WY 82636
                         (includes Robert G. Fowler -
                         husband of Sharon K.
                         Fowler who owns 170,000 Shares)
------------------------ -------------------------------- ----------------------- -------------------------
Common shares            All Directors and Executive
                         Officers as a Group (3 persons)                 200,750                      4.7%
                                                          ----------------------- -------------------------


(1) At December 31, 2010, the Company had 4,280,000 shares of its common stock issued and outstanding.

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

Sharon K.  Fowler,  founder  and  shareholder  granted a farmout of the lease in
Section 16, T38N, R81W in Natrona County, Wyoming, to the Company for 3,500,000 shares issued in August 2006. The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010. On December 31, 2010, the Farmout Agreement was extended to April 30, 2011. Ms. Fowler retains a 5% overriding Royalty on any oil and gas produced and a 10% back-in working interest. There is a 12 1/2% Royalty to State of Wyoming on the lease and a 5% Royalty held by Sharon Fowler, resulting in a 82.5% net revenue interest to Garner Investments on the lease farmout.

During the year ended December 31, 2009, a shareholder of the Company paid the Company's outstanding audit fees of $1,500. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $1,500.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald R. Chadwick, PC ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

Prior to November 1, 2010, Larry O'Donnell, CPA P.C. served as our principal auditing accountant firm.

The following table represents aggregate fees billed to the Company for the year ended December 31, 2010 by Ronald R. Chadwick, PC and for the year ended December 31, 2009 by Larry O'Donnell, CPA, P.C.



                                                                 Year Ended December 31,
                                                          2010                              2009
                                              -----------------------------      ----------------------------
Audit Fees                                               $1,500                            $5,000

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                               $1,500                            $5,000


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2010 and 2009


(b)           Exhibit No.                      Description
              -----------                      -----------
                 3.1            Articles of Incorporation of Garner Investments,
                                Inc.

                 3.2            Bylaws of Garner Investments, Inc. (1)

                 10.1           Farmout Agreement (2)

                 10.2           Extension to Farmout Agreement (2)

                 10.3           Extension to Farmout Agreement, dated December
                                31, 2010*

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

*Filed herewith.

AUDITORS REPORT




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            December 31,      December 31,
                                                                               2010              2009
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 55,600          $ 31,665
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 55,600            31,665

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at December 31, 2010 and  2009, respectively                             4,280             4,280
        Additional paid-in capital                                                 8,710             7,210
        Deficit accumulated during the development stage                         (65,090)          (39,655)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (52,100)          (28,165)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.







                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                            February 13, 1997
                                               For the Years Ended            (Inception) to
                                                   December 31,                December 31,
                                             2010             2009                 2010
                                          ------------    --------------   ---------------------
Revenue:                                          $ -               $ -                     $ -
                                          ------------    --------------   ---------------------
Operational expenses:
      Office expenses                          23,935            14,944                  56,295
      Filing fees                                   -                 -                      85
      Audit fees                                1,500                 -                   8,710
                                          ------------    --------------   ---------------------
          Total operational expenses           25,435            14,944                  65,090
                                          ------------    --------------   ---------------------
Net loss                                     $(25,435)         $(14,944)              $ (65,090)
                                          ============    ==============   =====================
Per share information

Net loss per common share
      Basic                               $           *   $            *
      Fully diluted                                   *                *
                                          ============    ==============
Weighted average number of common
      stock outstanding                     4,280,000         4,280,000
                                          ============    ==============
      * Less than $(0.01) per share.


See the notes to these financial statements.





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                      (Inception) through December 31, 2010


                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   ---------------------------   ------------   --------------   ------------
Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Isssuance of stock for cash             300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          1,500                -          1,500
Net Loss                                      -             -              -          (25,435)       (23,435)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2010           4,280,000       $ 4,280        $ 8,710        $ (65,090)     $ (50,100)
                                   =============   ===========   ============   ==============   ============

See the notes to these financial statements.





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                       February 13,
                                                                                                             1997
                                                                         For the Years Ended            (Inception) to
                                                                             December 31,                December 31,
                                                                       2010              2009                2010
                                                                   --------------    --------------    -----------------
Cash Flows from Operating Activities:
         Net Loss                                                      $ (25,435)        $ (14,944)           $ (65,090)

Adjustments to reconcile net loss to net cash used
         in operating activities:
         Increase in accounts payable                                     23,935            14,944               55,600
                                                                   --------------    --------------    -----------------
Net Cash Used by Operating Activities                                     (1,500)                -               (9,490)
                                                                   --------------    --------------    -----------------
Net Cash Used in Investing Activities                                          -                 -                    -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                           1,500                 -                7,240
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------
Net Cash Provided by Financing Activities                                  1,500                 -                9,490
                                                                   --------------    --------------    -----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
                                                                   ==============    ==============    =================

See the notes to these financial statements.



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2010 and 2009

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the year ended December 31, 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Stock-Based Compensation

The Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Fair Value of Financial Instruments

The carrying amount of accounts payable is considered to be representative of respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the years ended December 31, 2010 and 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $25,435 for the year ended December 31, 2010, and an accumulated deficit of $65,090 as of December 31, 2010. At December 31, 2010, the Company had a working capital deficit of $52,100.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout. In December 31, 2010, the Farmout Agreement was extended to April 30, 2010.

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2010, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the year ended December 31, 2010, the majority shareholder paid $1,500 in auditing expenses on behalf of the Company. Such payment was treated as a capital contribution and credited to Additional Paid In Capital.

NOTE 5 - INCOME TAXES

The Company is subject to federal and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2029. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit

 December 31, 2009        39,655                          -
 December 31, 2010        65,090         (65,090)         -

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended December 31, 2010 through April 5, 2011 and found no reportable subsequent events.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Garner Investments, Inc.

Dated: April __, 2011
                                                   By:  /s/ Roy C. Smith
                                                        ------------------------
                                                        Roy C. Smith,
                                                        President


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

Dated: April __, 2011
                                          Garner Investments, Inc.


                                          /s/ Roy C. Smith
                                          --------------------------------------
                                          Roy C. Smith, Director

                                          /s/ Michael R. Butler
                                          --------------------------------------
                                          Michael R. Butler, Director

                                          /s/Z.S.Merritt
                                          --------------------------------------
                                          Z. S. Merritt, Director