Form 10-K/A
period 2010-12-31
GARNER INVESTMENTS INC
filed 2011-04-15
CIK 1087734

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


On April 8, 2011, the 399,250 shares of common stock were held by non-affiliates and had a value of $0 due to the fact that the registrant's common stock, while listed for trading, has not had any trades.

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



Explanatory Note

Garner Investment, Inc. is filing this Amendment to its Annual Report on Form 10-K/A that was filed with the Securities and Exchange Commission on April 11, 2011. This Amendment is filed for the purpose of amending the Financial Statements for the Years Ended December 31, 2010 and 2009 and for the period of February 13, 1997 (Inception) through December 31, 2010 to include the signed audit report.

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

*Filed herewith.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Garner Investments, Inc.
Casper, Wyoming

I have audited the accompanying balance sheets of Garner Investments, Inc. (a development stage company) as of December 31, 2009 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garner Investments, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
/s/ Ronald R. Chadwick, P.C.
----------------------------
April 7, 2011
RONALD R. CHADWICK, P.C.




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


Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realization of unproved properties, taken as a whole, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties will be amortized using the units of production method.

In applying the full cost method, the Company will perform an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the "estimated present value," of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

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

NOTE 3 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout. In December 31, 2010, the Farmout Agreement was extended to April 30, 2011.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit

 December 31, 2009        7,931           (7,931)         -
 December 31, 2010        13,108         (13,108)         -

NOTE 6 - SUBSEQUENT EVENTS

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

Dated: April 14, 2011

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


Dated: April 14, 2011

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