Form 10-Q
period 2011-03-31
GARNER INVESTMENTS INC
filed 2011-05-12
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2011

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

As of May 12, 2011 there were 4,280,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - March 31, 2011 and December 31, 2010 (Audited)                         F-1

         Statements of Operations  -
                  Three months ended March 31, 2011 and 2010 and
                  From February 13, 1997 (Inception) to March 31, 2011                           F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to March 31, 2011                          F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2011 and 2010 and
                  From February 13, 1997 (Inception) to March 31, 2011                           F-4

         Notes to the Financial Statements                                                       F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               4

Item 4. Controls and Procedures                                                                  4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       5

Item 1A.  Risk Factors -  Not Applicable                                                         5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Removed and Reserved                                                                    5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5
SIGNATURES                                                                                       6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)




                                                                            March 31,         December 31,
                                                                               2011              2010
                                                                          ---------------   ---------------


Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   3,500             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,500             3,500
                                                                          ---------------   ---------------
Total Assets                                                                     $ 3,500           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 55,992          $ 55,600
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 55,992            55,600

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at March 31, 2011 and December 31, 2010, respectively                    4,280             4,280
        Additional paid-in capital                                                 8,710             8,710
        Deficit accumulated during the development stage                         (65,482)          (65,090)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (52,492)          (52,100)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                             $ 3,500           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.






                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                            February 13, 1997
                                          For The Three Months Ended           (Inception) to
                                                  March 31,                      March 31,
                                             2011             2010                 2011
                                          ------------    --------------   ---------------------
Revenue:                                          $ -               $ -                     $ -
                                          ------------    --------------   ---------------------
Operational expenses:
      Office expenses                             392                 -                  56,687
      Filing fees                                   -                 -                      85
      Audit fees                                    -                 -                   8,710
                                          ------------    --------------   ---------------------
          Total operational expenses              392                 -                  65,482
                                          ------------    --------------   ---------------------
Net loss                                       $ (392)              $ -               $ (65,482)
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





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                       (Inception) through March 31, 2011
                                   (Unaudited)

                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   ---------------------------   ------------   --------------   ------------
Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for cash              300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          1,500                -          1,500
Net Loss                                      -             -              -          (25,435)       (25,435)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2010           4,280,000         4,280          8,710          (65,090)       (52,100)
                                   -------------   -----------   ------------   --------------   ------------
Net Loss                                      -             -              -             (392)          (392)
                                   -------------   -----------   ------------   --------------   ------------
Balance - March 31, 2011            $ 4,280,000     $   4,280     $    8,710     $    (65,482)     $ (52,492)
                                   =============   ===========   ============   ==============   ============
See the notes to these financial statements.





                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       February 13,
                                                                                                             1997
                                                                     For The Three Months Ended         (Inception) to
                                                                               March 31,                  March 31,
                                                                       2011              2010                2011
                                                                   --------------    --------------    -----------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (392)              $ -            $ (65,482)

Adjustments to reconcile net loss to net cash used
          in operating activities:
         Increase in accounts payable                                        392                 -               55,992
                                                                   --------------    --------------    -----------------
Net Cash Used by Operating Activities                                          -                 -               (9,490)
                                                                   --------------    --------------    -----------------
Net Cash Used in Investing Activities                                          -                 -                    -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                               -                 -                7,240
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------
Net Cash Provided by Financing Activities                                      -                 -                9,490
                                                                   --------------    --------------    -----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
                                                                   ==============    ==============    =================

See the notes to these financial statements.



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 2011
                                   (Unaudited)

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2010. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2010 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $65,482 as of March 31, 2011. The Company did not recognize revenues from its activities during the three months ended March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout. . In December 31, 2010, the Farmout Agreement was extended to April 30, 2011.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2011, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the three months ended March 31, 2011, the Company did not issue any shares of its common stock.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended March 31, 2011 through May 11, 2011 and found no reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the three months ended March 31, 2011. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the three months ended March 31, 2011, our operations were focused on the maintenance of our accounting records and working on the Company's annual report.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011 and 2010, we did not recognize any revenues from our operations.

During the three months ended March 31, 2011, we incurred general and administrative expenses of $392 compared to nil during the three months ended March 31, 2010. The increase of $392 was a result of starting work earlier on our audit and annual report in comparison to the prior period.

During the three months ended March 31, 2011, we incurred a net loss of $392. During the three months ended March 31, 2010, we did not incur either a net loss or net income.

LIQUIDITY
---------

We have no cash or other liquid assets at March 31, 2011, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2011, we did used $392 in our operational activities. During the three months ended March 31, 2011, we recognized a net loss of $392 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2010, we did not use or receive funds from operations.

During the three months ended March 31, 2011 and 2010, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2011 and 2010, we did not receive or use any funds from our financing activities.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $3,500 and liabilities were $55,992 as of March 31, 2010.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                              GARNER INVESTMENTS, INC.
                                              Registrant)



Dated:   May 12, 2011                        By: /s/ Roy C. Smith
                                                 ----------------
                                                     Roy C. Smith (Principal
                                                     Executive Officer,
                                                     President and Chief
                                                     Executive Officer)




Dated:   May 12, 2011                        By: /s/Michael R. Butler
                                                 --------------------
                                                    Michael R. Butler, (Chief
                                                    Financial Officer/Principal
                                                    Accounting Officer/
                                                    Secretary/Treasurer)