Form 10-Q
period 2011-06-30
GARNER INVESTMENTS INC
filed 2011-08-12
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
                                   (Mark One)
       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2011

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

                       7609 Ralston Road, Arvada, CO 80002
                       -----------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
                                  ------------
                         (Registrant's Telephone number)

                PO Box 3412, Casper, Wyoming 82602 (307)-472-3000
                -------------------------------------------------
            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2011 there were 4,280,000 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - June 30, 2011 and December 31, 2010 (Audited)                          F-1

         Statements of Operations  -
                  Three and Six  months  ended  June 30,  2011 and 2010 and From
                  February 13, 1997 (Inception) to June 30, 2011                                 F-2

          Statements of Cash Flows -
                  Six months ended June 30, 2011 and 2010 and
                  From February 13, 1997 (Inception) to June 30, 2011                            F-3

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to June 30, 2011                           F-4

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                             June 30,         December 31,
                                                                               2011              2010
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                       -             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                             -             3,500
                                                                          ---------------   ---------------

Total Assets                                                                         $ -           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 55,992          $ 55,600
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 55,992            55,600

Stockholders' (Deficit) Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at June 30, 2011 and December 31, 2010, respectively                     4,280             4,280
        Additional paid-in capital                                                 8,710             8,710
        Deficit accumulated during the development stage                         (68,982)          (65,090)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (55,992)          (52,100)
                                                                          ---------------   ---------------

Total liabilities and stockholders' (deficit) equity                                 $ -           $ 3,500
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

                                      F-1




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                              February 13, 1997
                                          For The Three Months Ended          For The Six Months Ended          (Inception) to
                                                  March 31,                         June 30,                       June 30,
                                             2011             2010             2011              2010                2011
                                          ------------    --------------   --------------    -------------   ---------------------
Revenue:                                          $ -               $ -              $ -              $ -                     $ -
                                          ------------    --------------   --------------    -------------   ---------------------
Operational expenses:
      Office expenses                               -                 -              392                -                  56,687
      Impairment of farmout                     3,500                 -            3,500                -                   3,500
      Filing fees                                   -                 -                -                -                      85
      Audit fees                                    -                 -                -                -                   8,710
                                          ------------    --------------   --------------    -------------   ---------------------
          Total operational expenses            3,500                 -            3,892                -                  68,982
                                          ------------    --------------   --------------    -------------   ---------------------
Net loss                                      $(3,500)              $ -         $ (3,892)             $ -               $ (68,982)
                                          ============    ==============   ==============    =============   =====================
Per share information

Net loss per common share
      Basic                               $           *   $            *   $            *    $            *
      Fully diluted                                    *                *                *                 *
                                          ============    ==============   ==============    =============
Weighted average number of common
      stock outstanding                     4,280,000         4,280,000        4,280,000        4,280,000
                                          ============    ==============   ==============    =============
      * Less than $(0.01) per share.


See the notes to these financial statements.




                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                        (Inception) through June 30, 2011
                                   (Unaudited)


                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   -------------   -----------   ------------   --------------   ------------

Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Isssuance of stock for cash             300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          1,500                -          1,500
Net Loss                                      -             -              -          (25,435)       (25,435)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2010           4,280,000         4,280          8,710          (65,090)       (52,100)
                                   -------------   -----------   ------------   --------------   ------------
Net Loss                                      -             -              -           (3,892)        (3,892)
                                   -------------   -----------   ------------   --------------   ------------
Balance - June 30, 2011               4,280,000         4,280          8,710          (68,982)       (55,992)
                                   -------------   -----------   ------------   --------------   ------------

See the notes to these financial statements.

                                      F-3



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                       February 13,
                                                                                                             1997
                                                                      For The Six Months Ended          (Inception) to
                                                                              June 30,                     June 30,
                                                                       2011              2010                2011
                                                                   --------------    --------------    -----------------
Cash Flows from Operating Activities:
         Net Loss                                                       $ (3,892)              $ -            $ (68,982)
Adjustments to net loss for non-cash items:
         Impairment to farmout agreement                                   3,500                 -                3,500
Adjustments to reconcile net loss to net cash used
         in operating activities:
         Increase in accounts payable                                        392                 -               55,992
                                                                   --------------    --------------    -----------------
Net Cash Used by Operating Activities                                          -                 -               (9,490)
                                                                   --------------    --------------    -----------------
Net Cash Used in Investing Activities                                          -                 -                    -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                               -                 -                7,240
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------

Net Cash Provided by Financing Activities                                      -                 -                9,490
                                                                   --------------    --------------    -----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
                                                                   ==============    ==============    =================

See the notes to these financial statements.

                                      F-4



                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2011
                                   (Unaudited)

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

Going Concern

The Company's financial statements for the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $68,982 as of June 30, 2011. The Company did not recognize revenues from its activities during the three months ended June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout.
In December 31, 2010, the Farmout Agreement was extended to April 30, 2011. On April 30, 2011, Farmout Agreement expired and the Company chose not to renew the Farmout Agreement. As a result, the Company recorded a $3,500 impairment charge to the value of the Farmout Agreement.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2011, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended June 30, 2011, the Company did not issue any shares of its common stock.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended June 30, 2011 through August __, 2011 and found no reportable subsequent events.

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

During the six months ended June 30, 2011, our operations were focused on the maintenance of our accounting records and working on the Company's annual report.

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

On April 30, 2011, Farmout Agreement expired and the Company chose not to renew the Farmout Agreement. As a result, the Company recorded a $3,500 impairment charge to the value of the Farmout Agreement.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

During the three months ended June 30, 2011 and 2010, we did not recognize any revenues from our operations.

During the three months ended June 30, 2011, we incurred general and administrative expenses of $3,500 compared to nil during the three months ended June 30, 2010. The increase of $3,500 was a result of the impairment charge of $3,500 against the value of the farmout agreement discussed above.

During the three months ended June 30, 2011, we incurred a net loss of $3,500. During the three months ended June 30, 2010, we did not incur either a net loss or net income.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

During the six months ended June 30, 2011 and 2010, we did not recognize any revenues from our operations.

During the six months ended June 30, 2011, we incurred general and administrative expenses of $3,892 compared to nil during the three months ended June 30, 2010. The increase of $3,892 was a result of the impairment charge of $3,500 against the value of the farmout agreement discussed above and a $392 increase in office expenses.

During the six months ended June 30, 2011, we incurred a net loss of $3,892. During the six months ended June 30, 2010, we did not incur either a net loss or net income.

LIQUIDITY

We have no cash or other liquid assets at June 30, 2011, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2011, we did not use any cash in our operational activities. During the six months ended June 30, 2011, we recognized a net loss of $3,892, which was adjusted for the $3,500 impairment to the value of the farmout agreement.

During the six months ended June 30, 2010, we did not use or receive funds from operations.

During the six months ended June 30, 2011 and 2010, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2011 and 2010, we did not receive or use any funds from our financing activities.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

We have no assets and liabilities were $55,992 as of June 30, 2011.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                              GARNER INVESTMENTS, INC.
                                                   (Registrant)



Dated:   August __, 2011             By: /s/ Roy C. Smith
                                            ----------------
                                             Roy C. Smith (Principal Executive
                                             Officer, President and Chief
                                             Executive Officer)




Dated:   August __, 2011              By: /s/Michael R. Butler
                                            --------------------
                                             Michael R. Butler, (Chief Financial
                                             Officer/Principal Accounting
                                             Officer/Secretary / Treasurer)