Form 10-Q/A
period 2011-06-30
GARNER INVESTMENTS INC
filed 2011-08-12
CIK 1087734

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




We are amending this to include the XBRL files


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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     101.INS XBRL Instance Document (1)

     101.SCH XBRL Taxonomy Extension Schema Document (1)

     101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)

     101.DEF XBRL Taxonomy Extension Definition Linkbase Document (1)

     101.LAB XBRL Taxonomy Extension Label Linkbase Document (1)

     101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              GARNER INVESTMENTS, INC.
                                                   (Registrant)



Dated:   August 9, 2011             By: /s/ Roy C. Smith
                                            ----------------
                                             Roy C. Smith (Principal Executive
                                             Officer, President and Chief
                                             Executive Officer)




Dated:   August 9, 2011              By: /s/Michael R. Butler
                                            --------------------
                                             Michael R. Butler, (Chief Financial
                                             Officer/Principal Accounting
                                             Officer/Secretary / Treasurer)