Form 10-Q
period 2011-09-11
HINTO ENERGY, INC
filed 2011-10-31
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
                                   (Mark One)
       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2011

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                       ACT
            For the transition period from __________ to ___________

                        Commission file number: 000-26317

                               HINTO ENERGY, INC.
                               ------------------
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

As of October 24, 2011 there were 4,280,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - September 30, 2011 and December 31, 2010 (Audited)                     F-1

         Statements of Operations  -
                  Three and Nine months ended September 30, 2011 and 2010 and
                  From February 13, 1997 (Inception) to September 30, 2011                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to September 30, 2011                      F-3

         Statements of Cash Flows -
                  Nine months ended September 30, 2011 and 2010 and
                  From February 13, 1997 (Inception) to September 30, 2011                       F-4

         Notes to the Financial Statements                                                       F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               5

Item 4. Controls and Procedures                                                                  5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       6

Item 1A.  Risk Factors -  Not Applicable                                                         6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             6
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        6

Item 4.  Removed and Reserved                                                                    6

Item 5.  Other Information - Not Applicable                                                      6

Item 6.  Exhibits                                                                                6
SIGNATURES                                                                                       7


                                                                PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                            September 30,     December 31,
                                                                               2011              2010
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                       -             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                             -             3,500
                                                                          ---------------   ---------------
Total Assets                                                                         $ -           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                      $ -          $ 55,600
               Intercompany payable                                               18,982                 -
               Accrued liabilities                                                 5,000                 -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 23,982            55,600

Stockholders' (Deficit) Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 4,280,000 shares issued and outstanding
          at June 30, 2011 and December 31, 2010, respectively                     4,280             4,280
        Additional paid-in capital                                                98,710             8,710
        Deficit accumulated during the development stage                        (126,972)          (65,090)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (23,982)          (52,100)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                                 $ -           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.

                                      F-1



                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                              February 13, 1997
                                          For The Three Months Ended           For The Nine Months Ended        (Inception) to
                                                  September 30,                      September 30,              September 30,
                                             2011             2010             2011              2010                2011
                                          ------------    --------------   --------------    -------------   ---------------------
Revenue:                                          $ -               $ -              $ -              $ -                     $ -
                                          ------------    --------------   --------------    -------------   ---------------------
Operational expenses:
      Office expenses                           5,774                 -            5,774                -                  62,069
      Impairment of farmout                         -                 -            3,500                -                   3,500
      Filing fees                                   -                 -                -                -                      85
      Professional fees                        52,216                 -           52,608                -                  61,318
                                          ------------    --------------   --------------    -------------   ---------------------
          Total operational expenses           57,990                 -           61,882                -                 126,972
                                          ------------    --------------   --------------    -------------   ---------------------
Net loss                                     $(57,990)              $ -        $ (61,882)             $ -              $ (126,972)
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

                                      F-2



                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
       STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY From February 13, 1997
                     (Inception) through September 30, 2011
                                   (Unaudited)


                                                                                 Deficit accum
                                                                 Additional        During
                                          Common Stock             paid-in        Development
                                   Number of shares  Amount        Capital          Stage          Totals
                                   -------------   -----------   ------------   --------------   ------------

Issuance of stock for cash              480,000         $ 480        $ 1,020              $ -        $ 1,500
Net loss                                      -             -              -             (144)          (144)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1997             480,000           480          1,020             (144)         1,356
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for cash              300,000           300            450                -            750
Net loss                                      -             -              -           (1,557)        (1,557)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1998             780,000           780          1,470           (1,701)           549
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (240)          (240)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 1999             780,000           780          1,470           (1,941)           309
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -              (50)           (50)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2000             780,000           780          1,470           (1,991)           259
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -             (259)          (259)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2001             780,000           780          1,470           (2,250)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2002             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2003             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2004             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2005             780,000           780          1,470           (2,250)             -
                                   -------------   -----------   ------------   --------------   ------------
Issuance of stock for oil lease       3,500,000         3,500              -                -          3,500
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2006           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -                -              -
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2007           4,280,000         4,280          1,470           (2,250)         3,500
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          5,740                -          5,740
Net loss                                      -             -              -          (22,461)       (22,461)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2008           4,280,000         4,280          7,210          (24,711)       (13,221)
                                   -------------   -----------   ------------   --------------   ------------
Net loss                                      -             -              -          (14,944)       (14,944)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2009           4,280,000         4,280          7,210          (39,655)       (28,165)
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution              -             -          1,500                -          1,500
Net Loss                                      -             -              -          (25,435)       (25,435)
                                   -------------   -----------   ------------   --------------   ------------
Balance - December 31, 2010           4,280,000         4,280          8,710          (65,090)       (52,100)
                                   -------------   -----------   ------------   --------------   ------------
Shareholder capital contribution                                      90,000                -         90,000
Net Loss                                      -             -              -          (61,882)       (61,882)
                                   -------------   -----------   ------------   --------------   ------------
Balance - September 30, 2011          4,280,000         4,280         98,710         (126,972)       (23,982)
                                   -------------   -----------   ------------   --------------   ------------

See the notes to these financial statements.

                                      F-3



                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                        February 13,
                                                                                                           1997
                                                                      For The Nine Months Ended         (Inception) to
                                                                             September 30,               September 30,
                                                                       2011              2010                2011
                                                                   --------------    --------------    -----------------

Cash Flows from Operating Activities:
         Net Loss                                                      $ (61,882)              $ -           $ (126,972)
Adjustments to net loss for non-cash items:
         Impairment to farmout agreement                                   3,500                 -                3,500
Adjustments to reconcile net loss to net cash used
         in operating activities:
         Decrease in accounts payable                                    (55,600)                                     -
         Increase in shareholder payable                                  18,982                                 18,982
         Increase in accrued liabilities                                   5,000                 -                5,000
                                                                   --------------    --------------    -----------------
Net Cash Used by Operating Activities                                    (90,000)                -              (99,490)
                                                                   --------------    --------------    -----------------
Net Cash Used in Investing Activities                                          -                 -                    -
                                                                   --------------    --------------    -----------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                          90,000                 -               97,240
         Proceeds from stock issuance, net of
            issuance costs                                                     -                 -                2,250
                                                                   --------------    --------------    -----------------
Net Cash Provided by Financing Activities                                 90,000                 -               99,490
                                                                   --------------    --------------    -----------------
Net Increase (decrease) in Cash                                                -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                -                 -                    -
                                                                   --------------    --------------    -----------------
Cash and Cash Equivalents - End of Period                                    $ -               $ -                  $ -
                                                                   ==============    ==============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $ -               $ -                  $ -
                                                                   ==============    ==============    =================
         Cash paid for income taxes                                          $ -               $ -                  $ -
                                                                   ==============    ==============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for oil lease                              $ -               $ -              $ 3,500
                                                                   ==============    ==============    =================

See the notes to these financial statements.

                                      F-4

                            GARNER INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2011
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hinto Energy, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company was originally incorporated for the purpose of general investing. Due to an inability to raise adequate financing the Company was forced to cease operations in 2001. On October 12, 2004, the Company filed a Form 15-12G, with the Securities and Exchange Commission ("SEC") to cease its filing obligations under the Securities Act of 1934. On November 14, 2007, the Company filed a Registration Statement on Form S-1 in order to register its outstanding shares of common stock and resume its SEC filing status.

The Company's fiscal year end is December 31st. The Company's financial statements are presented on the accrual basis of accounting.

Shareholder Meeting

On August 17 2011, the Company held a Special and Annual Shareholder Meeting ("Meeting.") At such Meeting, a majority of the Company's shareholders approval the following:

     - To authorize an Amendment to the Articles of Incorporation to change of the corporate name to Hinto Energy, Inc. On August 18, 2011, the Company filed an amendment its Articles of Incorporation to change the corporate name from Garner Investments, Inc. to Hinto Energy, Inc.

     - To authorize 25,000,000 Preferred Shares, in such classes or series with designation of rights, privileges, and preferences as the Board may later determine. On August 18, 2011, the Company filed an amendment to its Articles of Incorporation to authorize such preferred shares.

     -    To authorize the Hinto Energy,  Inc. Stock Option and Award  Incentive
          Plan.

     - To approve and appoint our Auditor, Ronald R. Chadwick, PC for the year ending December 31, 2011.

     - To approve the Share Exchange and Acquisition Agreement by and between the Company and South Uintah Gas Properties, Inc.

     - The election of George Harris, Max Sommers, Gary Herick, Kevin Blair and J. David Keller to our Board of Directors.

Share Exchange Agreement

On July 27, 2011, the Company entered into a Share Exchange and Acquisition Agreement with South Uintah Gas Properties, Inc. ("South Uintah") and the South Uintah shareholders. Pursuant to the Share Exchange and Acquisition Agreement ("the Agreement"), the Company has agreed to issue shares of its restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares are to be exchanged on a one for one basis.

The closing of the transaction is dependent upon the delivery of audited financial statements by South Uintah.

Prior to the signing of the Agreement, South Uintah had purchased 3,000,000 shares of the Company from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah holds approximately 70% of the issued and outstanding common stock of the Company. As part of the Agreement, South Uintah has agreed to return the 3,000,000 shares of common stock to the Company. The Company will retire such shares to treasury at that time.

South Uintah is headquartered in Denver, Colorado. South Uintah holds deep drilling rights (below approximately 9,800 ft.) on approximately 5,655 gross acres and approximately 4,887 net acres in the deeper area of the Uintah basin, with one gas well awaiting hookup, (but which South Uintah expects will need a work over).

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

Going Concern

The Company's financial statements for the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $126,972 as of September 30, 2011. The Company did not recognize revenues from its activities during the nine months ended September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine months ended September 30, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the nine months ended September 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

In December 31, 2010, the Farmout Agreement was extended to April 30, 2011. On April 30, 2011, Farmout Agreement expired and the Company chose not to renew the Farmout Agreement. As a result, the Company fully expensed the $3,500 value of the Farmout Agreement.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2011, the Company had 4,280,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the nine months ended September 30, 2011, the Company did not issue any shares of its common stock.

Preferred Stock

On August 18, 2011, the Company filed an amendment to the Articles of Incorporation with the Secretary of State of Wyoming to authorize 25,000,000 shares of Preferred Shares to be designated in any series or classes and with those rights, privileges and preferences to be determined at the discretion of the Company's Board of Directors. At this time, the Company has not designated any series of preferred stock or issued any shares of preferred stock.

Stock Option Plan

On August 17, 2011, the Company's shareholders approved the 2011 Hinto Energy, Inc. Stock Option and Award Incentive Plan ("Plan"). The Plan provides for the grant of stock options to directors, officers, employees, consultants, and advisors of the Company. The Plan is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. As of the date of this Proxy Statement, the Board has not approved the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Shareholder Capital Contribution

During the nine months ended September 30, 2011, a shareholder of the Company paid the Company's outstanding legal fees of $90,000. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $90,000.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended September 30, 2011 through October 24, 2011 and found no reportable subsequent events.

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

PLAN OF OPERATIONS

We had we had no revenues during the nine months ended September 30, 2011. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

During the nine months ended September 30, 2011, our operations were focused on the maintenance of our accounting records and working on the Company's annual report.

Farmout Agreement

On August 28, 2006, the Company entered into a Farmout Agreement with Ms. Sharon
K. Fowler (Fowler) to commit and drill wells in Farmout Lands. The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010 and was extended on December 31, 2010 to April 30, 2011.

On April 30, 2011, Farmout Agreement expired and the Company chose not to renew the Farmout Agreement. As a result, the Company expensed $3,500, the value of the Farmout Agreement.

Share Exchange Agreement

On July 27, 2011, the Company entered into a Share Exchange and Acquisition Agreement with South Uintah Gas Properties, Inc. ("South Uintah") and the South Uintah shareholders. Pursuant to the Share Exchange and Acquisition Agreement ("the Agreement"), the Company has agreed to issue shares of its restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares are to be exchanged on a one for one basis.

The closing of the transaction is dependent upon the delivery of audited financial statements by South Uintah.

Prior to the signing of the Agreement, South Uintah had purchased 3,000,000 shares of the Company from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah holds approximately 70% of the issued and outstanding common stock of the Company. As part of the Agreement, South Uintah has agreed to return the 3,000,000 shares of common stock to the Company. The Company will retire such shares to treasury at that time.

South Uintah is headquartered in Denver, Colorado. South Uintah holds deep drilling rights (below approximately 9,800 ft.) on approximately 5,655 gross acres and approximately 4,887 net acres in the deeper area of the Uintah basin, with one gas well awaiting hookup, (but which South Uintah expects will need a work over).

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

During the three months ended September 30, 2011 and 2010, we did not recognize any revenues from our operations.

During the three months ended September 30, 2011, the Company incurred operating expenses of $57,990 compared to $0 during the three months ended September 30, 2010. The increase of $57,990 was a result of holding the Company's Special and Annual Shareholder Meeting and the Company's entering into a Share and Exchange Agreement with South Uintah Gas Properties.

During the three months ended September 30, 2011, we incurred a net loss of $57,990. During the three months ended September 30, 2010 net income was zero.

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2011, we incurred operational expenses of $61,882 compared to nil during the nine months ended September 30, 2010. The increase of $61,882 was a result of the $3,500 expense the value of the farmout agreement, $52,608 increase in professional fees and a $5,774 increase in office expenses resulting from holding the Company's Special and Annual Shareholder Meeting and the Company's entering into a Share and Exchange Agreement with South Uintah Gas Properties.

During the nine months ended September 30, 2011, we incurred a net loss of $61,882. During the nine months ended September 30, 2010, net income was zero.

LIQUIDITY

We have no cash or other liquid assets at September 30, 2011, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2011, we used $90,000 in our operational activities. During the nine months ended June 30, 2011, we recognized a net loss of $61,882, which was adjusted for the $3,500 expense of the value of the farmout agreement.

During the nine months ended September 30, 2010, we did not use or receive funds from operations.

During the nine months ended September 30, 2011 and 2010, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2011, we received funds of $90,000 from financing activities. During the nine months ended September 30, 2011, a shareholder of the Company paid the Company's outstanding legal fees of $90,000. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $90,000.

During the nine months ended September 30, 2010, the Company did not receive or use any funds from financing activities.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

We have no assets and liabilities were $23,982 as of September 30, 2011.

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

As required by SEC Rule 15d-15(b), our Chief Executive/Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Exhibit 31.1 Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS  XBRL Instance Document

     Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)

     ------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                         HINTO ENERGY, INC.
                                                         (Registrant)



Dated:   October 25, 2011           By: /s/ George Harris
                                            -------------
                                            George Harris (Principal Executive
                                            Officer, Chief Financial Officer and
                                            Principal Accounting Officer)