Form 10-K
period 2011-12-31
HINTO ENERGY, INC
filed 2012-04-13
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
                                    ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2011

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-26317

                               HINTO ENERGY, INC.
                               ------------------

             (Exact name of registrant as specified in its charter)


             Wyoming                                  84-138496
----------------------------------               ------------------------
 State or other jurisdiction of                     I.R.S. Employer
  incorporation or organization                     Identification No.

                       7609 Ralston Road, Arvada, CO 80002
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                  (303)647-4850
 ------------------------------------------------------------------------------

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

                                                         Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                            Yes |X| No |_|

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


On April 11, 2012, the 5,467,080 shares of common stock held by non-affiliates had a value of $5,740,434 based on the average closing bid and ask of $1.05.

There were 13,925,931 shares issued and outstanding of the registrant's Common Stock as of April 11, 2012.




                                                                                                       Page
                                                                                                       ----

                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                        1
ITEM 1 A.               Risk Factors                                                                    10
ITEM 1 B.               Unresolved Staff Comments                                                       17
ITEM 2                  Properties                                                                      18
ITEM 3                  Legal Proceedings                                                               18
ITEM 4                  Mine and Safety Disclosure

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters
                        and Issuer Purchases of Equity Securities                                       19
ITEM 6                  Selected Financial Data                                                         22
ITEM 7                  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                           22
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      27
ITEM 8                  Financial Statements and Supplementary Data                                     27
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                            27
ITEM 9 A.               Controls and Procedures                                                         27
ITEM 9 A(T).            Controls and Procedures
ITEM 9B                 Other Information                                                               28

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         29
ITEM 11                 Executive Compensation                                                          32
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management
                        and Related Stockholder Matters                                                 39
ITEM 13                 Certain Relationships and Related Transactions, and Director
                        Independence                                                                    40
ITEM 14                 Principal Accounting Fees and Services                                          43

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         44
SIGNATURES                                                                                              46


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

                                     PART I

ITEM 1.  BUSINESS
-----------------


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Hinto" or the "Company" are to Hinto Energy, Inc.

DESCRIPTION OF BUSINESS
-----------------------

History of Hinto Energy, Inc.

Our Company, Hinto Energy, Inc., was formed February 13, 1997, as Garner Investments, Inc. On August 18, 2012, we amended our Articles of Incorporation to change our name to Hinto Energy, Inc. and to authorize 25,000,000 shares of preferred stock. We were organized to engage in the acquisition, exploration, and if warranted, development of oil and gas prospects in the rocky mountain region. Our main emphasis will be to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties.

COMPANY OVERVIEW
----------------

We have been inactive during the last 5 years. We have changed from a farmout business to actively commence evaluation and possibly exploration of oil and gas prospects. We had a farmout interest in one lease. There was no producing acreage and no reserves. On April 30, 2011, the farmout agreement expired.

Prior to January 2012, we had minimal operations that were focused mainly on administrative activities and the identification of potential oil and gas prospects. On January 23, 2012, we acquired 100% of the issued and outstanding common stock of South Uintah Gas Properties, Inc. ("South Uintah") pursuant to the Share Purchase and Exchange Agreement ("the Share Exchange Agreement") entered into on July 27, 2011, at the time South Uintah was our majority shareholder, as discussed below.

Change of Control
-----------------

On July 11, 2011, prior to entering into the Share Exchange Agreement, South Uintah had purchased 3,000,000 shares of the Company from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. Prior to closing of the acquisition of South Uintah, South Uintah transferred 300,000 shares to an unrelated third party as partial consideration for the acquisition of the gas prospect in Utah. As part of the Share Exchange Agreement, South Uintah has agreed to return the remaining 2,700,000 shares of common stock to the Company. We retired such shares to treasury, after the closing of transaction.

Share Acquisition and Exchange Agreement
----------------------------------------

On July 27, 2011, we entered into a Share Exchange and Acquisition Agreement with South Uintah and the South Uintah shareholders. On January 23, 2012, we entered into an Amended Share Exchange and Acquisition Agreement ("the Amended Share Exchange Agreement"). Pursuant to the Amended Share Exchange Agreement, we agreed to issue shares of the Company's restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares are to be exchanged on a one for one basis. As a result, South Uintah became a wholly-owned subsidiary of the Company.

In addition to the exchange of common stock, we have agreed to exchange on a one for one basis the following outstanding debt and equity instruments with those of our own. The table below sets forth the equity that is being exchanged.



          Type of Equity             South Uintah Balance          To Be Issued By Hinto
----------------------------------- ------------------------ ---- -------------------------
Common Stock                              11,446,931 shares              11,446,931 shares
Warrants (1)                                      6,700,000                      6,700,000
Debt instruments (2)                               $375,000                       $375,000
-----------------------------------

(1) The warrants have exercise prices ranging from $0.50 to $3.00 per share and terms ranging from 2 to 3 years.

(2)  The debt instrument has a term of two years.

At the time of the acquisition, George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah. Mr. David Keller, a director of Hinto, was also a shareholder of South Uintah.

The effective date of the acquisition is December 31, 2011, with Hinto being the legal acquirer. However, since Hinto is a public company, which had nominal activity, the acquisition has been treated as a recapitalization of South Uintah. Though Hinto was the legal acquirer in the merger, South Uintah was the accounting acquirer since its shareholders gained control of Hinto. Therefore at the date of the merger the historical financial statements of South Uintah became those of Hinto. As a result for the financial statements issued on or after the January 23, 2012 merger date will reflect, the historical financial statements of South Uintah and supersede any prior financial statements of Hinto.

South Uintah Gas Properties, Inc. was incorporated in the state of Colorado on March 8, 2011. South Uintah was organized to operate as an independent oil and gas company which would engage in the acquisition, exploration, development, production and sale of natural gas and crude oil. Selected managed risk exploration ventures would also be considered from time to time. The core area of operation is the Rocky Mountain region, which contains all of our areas of interest.

With the acquisition of South Uintah, the Company intends to strive to be a low cost and effective producer of hydrocarbons and intends to develop the business model and corporate strategy as discussed herein.

The Company's approach to lease acquisition, development and production is founded on the discipline of only acquiring leases in areas of proven production. In most cases the leases that are under consideration have at one time contained producing oil or gas wells and currently have production or shut-in wells that are viable for work over and or re-completion. This managed risk approach greatly reduces the risk normally associated with oil and gas development. There are hundreds of wells in our area of interest that meet these criteria. In many instances, the wells were shut-in during a period of declining oil and gas prices and in most cases are ideal for our business model. Our business model is simple; strict adherence to lease acquisition surrounded by proven production, offering well workovers, re-completion, and enhanced oil recovery opportunities in the known producing formations, with long term production potential at a low cost of development, maintenance, and operation. The Company is not an exploration company, per se, rather it seeks leases with discovered oil and gas with current or prior production.

One strategy that is quickly growing in prominence and application with respect to petroleum is to use a development program approach. We describe our development plan approach as a set of techniques utilizing the injection of specific fluids such as: water, steam, natural gas, carbon dioxide, nitrogen, and various chemicals and surfactants intended to increase the amount of oil that can ultimately be extracted from any oil field. Many oil exploration and production companies are using development program approaches to maximize the potential of old oil fields.

Our business operations are in the development, production, and low risk exploration of oil and gas including unconventional natural gas, in the Rocky Mountain region of the continental United States; specifically, in the Rocky Mountain area of Utah, Colorado, Montana and Wyoming.

At this time, we are in the early stage of operational activities and do not have production. We are currently evaluating numerous development and exploration projects and potential production acquisitions through our experienced management.

Current Private Offering Efforts
--------------------------------

We have conducted a Private Offering of shares of our restricted Common Stock for capital. We intend to raise up to $5,000,000 in the next twelve months with a structure not yet determined in debt or equity. As of April 11, 2012, the Company had sold approximately 830,000 shares, raising a total of $415,000. We cannot give any assurances that we will be able to raise the full $5,000,000. Further, we will need to raise additional funds to support not only our expected budget, but our continued operations.

Additional Registration Statement
---------------------------------

The Company does intend to file a Registration Statement on Form S-1 pursuant to Rule 429 of the Securities Act of 1933 to register 4,758,080 shares of the Company's common stock held by existing shareholders and 2,000,000 shares underlying warrants exercisable for shares of the Company's common stock at $0.50 per share. The Company expects to file such Registration Statement in the next 30 days.

Corporate Strategy
------------------

Our corporate strategy in developing our operations and evaluating potential acquisitions is as follows.

Pursue concurrent development of our core area of the Rocky Mountains.

         We plan to spend up to $10,000,000 on acquisition, drilling, re-completion, and development programs which were started in late 2011 and will continue in 2013. We plan to raise these funds in Private Placements of Common Stock, Preferred Stock and/or convertible debt. We expect that all of the 2012 and 2013 drilling capital expenditures will be incurred in Utah, Colorado, Wyoming and Montana property and development prospects. Many of our targeted prospects are in reservoirs that have demonstrated predictable geologic attributes and consistent reservoir characteristics, which typically lead to more repeatable drilling and re-completion results than those achieved through wildcats.

Achieve consistent reserve growth through repeatable development

         We intend to achieve consistent reserve growth over the next four years through a combination of acquisitions and drilling. In 2012, we intend to achieve reserve and production increases as a result of our acquisition, drilling, re-completion and development programs. We anticipate that the majority of future reserve and production growth will come through the acquisition of production, the execution of our drilling and re-completion program, and on development activities on prospects of which we are aware, which include proved and unproved locations. Our targets generally will consist of locations in fields that demonstrate low variance in well performance, which leads to predictable and repeatable field development.

         Our reserve estimates, if any, may change continuously and we intend to evaluate such reserve estimates internally on a frequent basis -- quarterly if warranted -- with independent engineering evaluation on an annual basis. Deviations in the market prices of both crude oil and natural gas and the effects of acquisitions, dispositions, development and any successful exploration activities may have a significant effect on the quantities and future values of our reserves, if any.

Maintain high percentage ownership and operational control over our asset base

         We intend to retain a high degree of operational control over our asset base, through a high average Working Interest or acting as the operator in our areas of significant activity. This is designed to provide us with controlling interests in a multi-year inventory of drilling locations, positioning us for reserve and production growth through our drilling operations. We plan to control the timing, level and allocation of our drilling capital expenditures and the technology and methods utilized in the planning, drilling and completion process on related targets. We believe this flexibility to opportunistically pursue low risk exploration and development projects relating to selected prospects may provide us with a meaningful competitive advantage.

Acquire and maintain acreage positions in high potential resource plays

         We believe that our intended acquisition and development in known production prospects in the Rockies should be supplemented with exploratory efforts that may lead to new discoveries in the future. We intend to continually evaluate our opportunities and pursue potential opportunities that take advantage of our strengths. We are examining potential prospects in such areas as Utah, Wyoming and Montana, which have gained substantial interest within the exploration and production sector due to their relatively under-explored nature and the potential for meaningful hydrocarbon recoveries. There are other mid-size and large independent exploration and production companies conducting drilling activities in these plays. We anticipate that meaningful drilling and completion results will become known in our acquired Utah properties during late 2012.

Pursue a disciplined acquisition strategy in our core areas of operation

         We intend to also focus on growing through targeted acquisitions. Although drilling prospects may provide us with the opportunity to grow reserves and production without acquisitions, we continue to evaluate acquisition opportunities, primarily in our core areas of operation.

Experienced management and operational team with advanced exploration and development technology

         Our senior management team has over 75 years of experience in the oil and gas industry, and has a proven track record of creating value both organically and through strategic acquisitions. Our management intends to utilize the best available and fit-for-purpose technology, sophisticated geologic and 3-D seismic models to enhance predictability and reproducibility over significantly larger areas than historically possible. We also intend to utilize state-of-the art drilling and completion technology, as well as multi-zone, multi-stage artificial stimulation ("frac") technology in completing wells to substantially increase near-term production, resulting in faster payback periods and higher rates of return and present values. Our team has successfully applied these techniques, normally associated with completions in the most advanced Rocky Mountain crude oil and natural gas fields, to improve initial and ultimate production and returns, in other companies.

PROPOSED OIL AND GAS PROJECTS

Our initial project will center on the Uintah Basin of Utah. The Uintah Basin has long been known to contain petroleum and natural gas and has established itself as a petroleum production hub in the United States. The Utah Division of Oil, Gas, and Mining have recently approved a significant density increase for the Altamont Bluebell Cedar Rim Oil Field, opening up expanded opportunities for development drilling. This recent increased density allotment, may allow extended access to some of the richest petroleum reserves in the United States, that until now have remained unavailable for drilling.

Ever since the discoveries of large reserves in the late 1940s, the Uintah Basin has proven to be a rich petroleum area for companies. From the time that the initial boom of the region commenced, it has been in a state of growth. From the late 1960's through the mid 1980's companies such as Exxon, Chevron Gulf, and Shell Oil achieved remarkable success in the basin by drilling into over-pressurized geological formations. Historically, these deep pay zones known as the Wasatch and Wasatch Transition Formations have led to some of the most productive onshore "flowing" oil wells in the continental U.S.

First Proposed Project - Natural Buttes
---------------------------------------

South Uintah, in July 2011, acquired deep rights interests via farmout in approximately 5,656 gross and 5,143 net acres within the Central part of the Uintah Basin, at Natural Buttes, a prolific gas production area from multiple hydrocarbon reservoirs such as: Castlegate, Mancos, Dakota, Buck Tongue, Emery, Frontier and Prairie Canyon. The agreement was subsequently amended on December 31, 2011. The purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock of South Uintah.

The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet. The well is currently holding approximately 3,000 PSI in a 9" casing.

We intend to rework the existing well, Federal Conoco 22-1, which was drilled in 1972 to a depth of 20,053 feet. We believe that the well was shut in, primarily due to low gas prices at the time mechanical production issues and lack of proximity to a gas pipe line. We completed a lateral pipeline connection that is approximately 2,000 foot long to the Andarko pipeline for production to commence in the first quarter of 2012.

We have reviewed the drilling, geological and engineering files for the Conoco Federal No. 22-1 Well. Our evaluation indicates that the well has significant hydrocarbon potential in both the Frontier and the Upper Mancos Formations, and that by utilizing best available completion and stimulation techniques, commercial production, may be possible.

Well History: This well was drilled in 1972 to a total depth of 20,053, tested in the Frontier Formation from 14,666 to 14,803 at a rate of 1.15 MMCFD declining in 8 hours to 0.250 MMCFD, and temporarily abandoned. The well was re-entered by Gilman A. Hill in 1980. In a Well Completion or Recompletion Report filed with the USGS in 1981, the well had been cleaned out from the original plug back depth of 14,108 feet to a new plugged back depth of 14,750 feet. It had been perforated from 14, 580 feet to 14,800 feet and tested at a rate estimated to be 500 MCFD. In a Sundry Notices and Reports on Wells filed with the State of Utah, Department of Natural Resources, Division of Oil, Gas, and Mining in 1985, it was reported that the well had been placed in indefinite suspended activity.

Planned Re-working Procedure: Our review of the available data indicates that with the application of best available completion and stimulation practices, the well could contain commercial reserves in both the Frontier and Upper Mancos Formations. We plan to re-work the well and individually test these formations.

Our planned re-working procedure calls for the well to be connected to Anadarko's gathering system, and the pressure to be reduced in increments over time, until the well can be safely and effectively killed. This "unconventional completion" will be closely monitored and controlled. Gas will be sold into the Anadarko system during the time pressure is being reduced until the well can no longer buck the back pressure of the pipeline system. This process of pressure reduction could be completed within several days, or it could take several months. Once the well is killed, a Workover Unit will be rigged-up, the casing flange removed, and American Petroleum Institute ("API") approved wellhead and tubing string will be installed. The well will be cleaned out and a testing program of the Frontier and Upper Mancos Formations will be undertaken. The process of pressure reduction and subsequent installation of a wellhead and tubing, and the cleanout and initial testing is estimated to cost $300,000. Gas sales should cover at least a portion of these costs.

Generally, adjacent to the farmout acreage that includes the Conoco Federal No. 22-1 Well is our adjacent acreage, which contains approximately 5,656 gross and 5,143 net acres. If we drill this acreage on 160 acre spacing - a maximum of 27 wells -- and if consistent and similar results are obtained, we believe there is potential for significant of gas resources. No results can be guaranteed or assured, and the financing is not in place for a drilling program of this magnitude.

Available Infrastructure and Multi-well Drill Sites: The 22-1 well location is a flat developed drill site with close highway access and an access road. This infrastructure provides the Company with the ability to develop a significant portion of its acreage from one drill site through slant drilling with accompanying laterals. A pipeline connection has been installed at the time of this filing. This environmentally responsible development plan is designed to minimize surface impacts and is designed to provide a core platform for up to twelve wells without additional roads, pipelines, rights of way, etc. Assuming any initial success, the Company plans to drill continuously from this concrete pad, using drilling technology developed and proved on Alaska's North Slope which utilizes a moveable drilling rig, allowing efficient and low cost movement of the rig for a short distance to subsequent wells, without dismantling the rig and incurring all the downtime and mobilization costs.

Further, the Company intends to eventually have a liquids and gas processing facility on site to provide all of its fuels for drilling (a major expense of development) and an environmentally responsible program to diminish transport traffic for fuels. Here, the concentrated platform for a 12 well development per drill site will allow best available practices to be followed for the management of the drilling, completion, and production operations.

Management believes that based on existing seismic data and nearby well control, that a series of wells drilled in the Sections 22, 18, and 7 of T 9S R20E to a depth of 16,000 feet would have a high probability of encountering multi-pay zones containing commercial oil and gas reserves. The substantial variation in reserves recovered per unit of pore volume in this area is due in large part to the degree of formation damage induced by drilling and stimulation fluids, and by problems associated with the inclusion of excessive perforations in borehole resulting in co-mingling, both of which are preventable occurrences and, to a lesser extent by lateral discontinuity of individual sand units. Management is considering drilling the initial well in a state of significant under-balance to prevent formation damage caused by invasion of mud and mud filtrate. Please keep in mind that all zones above 9,800 feet are precluded from the farmout and our overall targets will be zones from depths beginning at 9,800 feet down to depths of 16,000 feet.

Total Field Development Costs are estimated to be $150 million to drill and complete up to 27 wells over a 7.5 year development period. None of this financing for drilling has been obtained and there is no assurance that such financing could be obtained by the Company.

Subsequent to the date of the audit report for South Uintah, the Company obtained an updated report as to its interests in the Uintah Basin property.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition.
------------

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

Markets.
--------

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond our control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Effect of Changing Industry Conditions on Drilling Activity.
------------------------------------------------------------

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on our ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Federal Regulations.
--------------------

Governmental Regulation and Environmental Consideration.
--------------------------------------------------------

Oil and Gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The above paragraphs only give a brief overview of potential state and federal regulations. Because we have only acquired specific properties, and because of the wide range of activities in which we may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on us.

Compliance with Environmental Laws and Regulations.
--------------------------------------------------

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

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

Regulation and Pricing of Natural Gas.
-------------------------------------

Our operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas.
Because of its complexity and broad scope, the price impact of future legislation on the operation of us cannot be determined at this time.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation.
------------------------------------------------------------------

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations.
-----------------

Our production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Proposed Legislation.
---------------------

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

Environmental Laws.
-------------------

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Title to Properties.
--------------------

We are not the record owner of our interest in our properties and rely instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have is the right to have our interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we will conduct a title examination and attempt extremely significant defects before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

Our properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

Backlog of Orders.
-----------------

We currently have no orders for sales at this time.

Government Contracts.
--------------------

We have no government contracts.

Company Sponsored Research and Development.
------------------------------------------

We are not conducting any research.

Number of Persons Employed.
--------------------------

As of April 11, 2012, Hinto had no full-time employees. George Harris, Gary Herick, David Keller, Kevin Blair and Max Sommer, officers and directors of Hinto, have Consulting and/or Corporate Advisor Agreements with our subsidiary South Uintah. Officers and Directors work on an as needed part-time basis up to 25 hours per week.

ITEM 1A.  RISK FACTORS
----------------------

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Hinto's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: our ability of to implement our business strategy; ability to obtain additional financing; Hinto limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this filing or in other of Hinto's filings with the Securities and Exchange Commission. Hinto is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                       RISK FACTORS RELATED TO OUR COMPANY

Our business is a development stage company and unproven and therefore risky.
-----------------------------------------------------------------------------

We have only very recently begun operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.


We have a lack of revenue history and investors cannot view our past performance
--------------------------------------------------------------------------------
since we are a start-up company.
--------------------------------

We were formed on February 13, 1997 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. We have had no revenues in the last five years. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We are not diversified and we will be dependent on only one business.
---------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We can give no assurance of success or profitability to our investors.
----------------------------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
-------------------------------------------

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $750,000 in the next twelve months. Such funds are not currently committed.

We will not receive any proceeds  from the sale of the common shares held by the
--------------------------------------------------------------------------------
Selling Shareholders.
---------------------

We have issued a total of 6,700,000 shares of common stock underlying Warrants exercisable at exercise prices ranging from $0.50 to $3.00 per share, which if exercised; we would receive proceeds totaling $9,900,000 from the exercise of the Warrants. We cannot provide any assurances that such warrants will be exercised or when they will be exercised.

If we find oil and gas reserves to exist on a prospect we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. We will not receive proceeds from this offering to conduct such work and, therefore, we will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties. (See "Use of Proceeds" and "Our Business")

We will need additional financing for which we have no commitments, and this may
--------------------------------------------------------------------------------
jeopardize execution of our business plan.
------------------------------------------

We have limited funds, and such funds may not be adequate to carry out the business plan in the oil and gas industry. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
------------------------------------------------

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have warrants  issued and outstanding  which are convertible  into our common
--------------------------------------------------------------------------------
stock. A conversion of such equity  instruments  could have a dilutive effect to
--------------------------------------------------------------------------------
existing shareholders.
----------------------

At April 11, 2012, we have warrants issued and outstanding exercisable into 6,700,000 shares of our common stock at ranges from $0.50 to $3.00 per share. We will be registering 2,000,000 shares underlying our $0.50 Warrants in a registration statement. We do not intend to register warrants held by our officers and directors. The warrants are exercisable in whole or in part. The 2,000,000 shares underlying our warrants that will be separately registered, upon the effectiveness of that registration statement, will be free trading shares and available for immediate transfer. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
----------

Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 25 hours per week. (See "Executive Team") Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

Our  officers  and  directors  may have  conflicts  of interests as to corporate
--------------------------------------------------------------------------------
opportunities which we may not be able or allowed to participate in.
--------------------------------------------------------------------

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Wyoming Statute.
----------------

Wyoming Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors' liability to us and shareholders is limited
----------------------------------------------------------

Wyoming Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

                           RISK FACTORS RELATING TO OUR BUSINESS

Our business,  the oil and gas business has numerous risks which could render us
--------------------------------------------------------------------------------
unsuccessful.
-------------

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the undeveloped acreage farmed out to us or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable. (See "Business and Properties")

We have  substantial  competitors who have an advantage over us in resources and
--------------------------------------------------------------------------------
management.
-----------

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitor's resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will be subject to all of the market forces in the energy  business,  many of
--------------------------------------------------------------------------------
which could pose a significant risk to our operations.
------------------------------------------------------

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See "Our Business and Competition, Markets, Regulation and Taxation.")

We believe investors should consider certain negative aspects of our operations.
--------------------------------------------------------------------------------

Dry  Holes:   We  may  expend   substantial   funds  acquiring  and  potentially
participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this Prospectus, we have not contracted for any technical assistance. When we need it such assistance is likely to be available at compensation levels we would be able to pay.

Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

Nature of our Business: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

Our business is subject to significant weather interruptions.
-------------------------------------------------------------

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We are subject to significant operating hazards and uninsured risk in the energy
--------------------------------------------------------------------------------
industry.
---------

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

We are  subject  to Federal  Income Tax laws and  changes  therein  which  could
--------------------------------------------------------------------------------
adversely impact us.
--------------------

Federal income tax laws are of particular significance to the oil and gas industry in which we engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on our future operations and on our ability to obtain risk capital which our industry has traditionally attracted from taxpayers in high tax brackets.

We are subject to substantial government regulation in the energy industry which
--------------------------------------------------------------------------------
could adversely impact us.
--------------------------

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant affect on our operating results.

                        RISK FACTORS RELATED TO OUR STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
------------------

We are a "penny stock" company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.
---------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
-----------------------------

There may be substantial dilution to our shareholders purchasing in this Offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

At April 11, 2012, we have warrants issued and outstanding exercisable into 6,700,000 shares of our common stock at ranges from $0.50 to $3.00 per share. We intend to register 2,000,000 shares underlying our $0.50 Warrants in a registration statement. We do not intend to register the warrants held by our officers and directors. The warrants are exercisable in whole or in part. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

The Company does intend to file a Registration Statement on Form S-1 pursuant to Rule 429 of the Securities Act of 1933 to register 4,758,080 shares of the Company's common stock held by existing shareholders and 2,000,000 shares underlying warrants exercisable for shares of the Company's common stock at $0.50 per share. The Company expects to file such Registration Statement in the next 30 days.

Rule 144 sales in the future may have a depressive effect on our stock price.
-----------------------------------------------------------------------------

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six month. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our common stock may be volatile,  which  substantially  increases the risk that
--------------------------------------------------------------------------------
you may not be able to sell your  shares at or above the price  that you may pay
--------------------------------------------------------------------------------
for the shares.
---------------

Because of the limited trading market for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

o    Variations in our quarterly operating results;

o    Loss of a key relationship or failure to complete significant transactions;

o Additions or departures of key personnel; and o Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Any new potential  investors will suffer a disproportionate  risk and there will
--------------------------------------------------------------------------------
be immediate dilution of existing investor's investments.
---------------------------------------------------------

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

Our business is highly speculative and the investment is therefore risky.
-------------------------------------------------------------------------

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

REAL ESTATE.
------------

None.

TITLE TO PROPERTIES.
--------------------

None.

OIL AND GAS PROPERTIES.
-----------------------

Subsequent to the date of the audit report of South Uintah at September 30, 2011, we obtained an updated report as to its interests in the Uintah Basin property.

                          Oil and Gas properties, wells, operations and acreage*

         Gas Wells                            Productive Acreage                     Undeveloped Acreage
-----------------------------             ---------------------------             ---------------------------
     Gross           Net                      Gross          Net                     Gross          Net
---------------- ------------             -------------- ------------             ------------- -------------
       1             0.8                       80            64                      5,575         5,079

* Note - The one well has been shut in due to no available pipeline for gas carriage. During January 2012, a lateral connection to a pipeline was completed. The well is expected to begin gas production in the first quarter of 2012.

PATENTS.
--------

None.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On June 30, 2011, Bridge Industries, Inc. ("Bridge") entered into a subscription agreement with South Uintah, the now wholly-owned subsidiary the Company. The Subscription Agreement provided for the purchase of a Secured Convertible Promissory Note in the amount of $500,000, 1,000,000 shares of South Uintah's restricted common stock and warrants exercisable for 1,000,000 shares of South Uintah's common stock.

In September 2011, South Uintah terminated the Subscription Agreement, due to a failure to pay in full. At the time of termination South Uintah had only received $400,000 of the $500,000 in funds. South Uintah cancelled the shares of its common stock; warrants and Secured Convertible Promissory Note. At December 31, 2011, $200,000 of the funds advanced by Bridge had been re-paid.

On December 28, 2011, Bridge filed a Complaint and Summons with the Eighteenth Judicial Circuit in and for Seminole County, Florida against Hinto Energy, Inc., Case Number 2011-CA-005314.

The suit is requests the Court for declaratory judgments for the following:

1. The return of all monies owed to Bridge Industries, LLC under the Secured Convertible Promissory Note of South Uintah Gas Properties, Inc., dated June 30, 2011.

2. The value of the 1,000,000 shares of common stock and warrants exercisable for 1,000,000 shares of the common stock of South Uintah Gas Properties, Inc.

3. Compensation for services which according to Bridge Industries, LLC includes development of a website, travel expenses and offering of services at board of directors meetings.

The suit requests such declaratory judgments against both the Company and South Uintah Gas Properties, Inc., both jointly and separately, even though South Uintah Gas Properties, Inc. is not properly named in the action.

Due to the fact that this is in the early days of proceedings and that the Company has not filed an answer or that discovery has not started, we can neither evaluate the likelihood of an-unfavorable outcome nor can we estimate an amount or range of potential loss, if any.


ITEM 4.  MINING AND SAFETY DISCLOSURE.
--------------------------------------

Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------


Market Information

There is a limited public trading market for the common stock. On December 31, 2010, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is "GVTS". In August 2011, as result of the Company's name change to Hinto Energy, Inc. its' symbol was changed to "HENI."

                                                   HIGH                   LOW
Quarter Ended:
December 31, 2011                                 $ 1.75                $ 1.50
September 30, 2011                                 $ --                  $ --
June 30, 2011                                      $ --                  $ --
March 31, 2011                                     $ --                  $ --

                                                   HIGH                   LOW
Quarter Ended:
December 31, 2010                                  $ --                  $ --

Holders

There are approximately 47 holders of record of Hinto's common stock as of December 31, 2011.

Dividend Policy

Holders of the Company's common stock are entitled to receive such dividends as may be declared by Hinto's board of directors. The Company has not declared or paid any dividends on Hinto's common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, the Company did not make any sales of its unregistered securities.

During the year ended December 31, 2011, the Company made the following sales of its unregistered shares.


                                                 NO. OF
     DATE OF SALE       TITLE OF SECURITIES      SHARES          CONSIDERATION        CLASS OF PURCHASER
======================= ===================== ============= ======================== =====================
  10/1/2011 through        Common Shares        420,000            $210,000          Business Associates
  12/31/2011


Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Subsequent to year end, the Company has made the following unregistered issuances of its securities.



  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES           CONSIDERATION           CLASS OF PURCHASER
------------------ ------------------------ ---------------- ------------------------------ ----------------------

                                                                Shares of South Uintah
                                                                pursuant to the Amended        Shareholders of
     1/23/12                                                      Share Exchange and          South Uintah Gas
                        Common Shares         11,446,931         Acquisition Agreement           Properties

                                                               Warrants of South Uintah
                                                                pursuant to the Amended      Warrant holders of
     1/23/12                                                      Share Exchange and          South Uintah Gas
                          Warrants             2,000,000         Acquisition Agreement           Properties

                                                                                             Warrant holders of
                                                               Warrants of South Uintah       South Uintah Gas
     1/23/12                                                    pursuant to the Amended          Properties
                          Warrants             4,700,000          Share Exchange and           (Directors and
                                                                 Acquisition Agreement            Officers)

     2/29/12            Common Shares           69,000                 Services              Business Associate

     3/31/12            Common Shares           410,000                $205,000              Business Associate


Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

Hinto did not repurchase any shares of its common stock during the year ended December 31, 2011.

On July 11, 2011, prior to entering into the Share Exchange Agreement, South Uintah had purchased 3,000,000 common shares of the Company from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. Prior to closing of the acquisition of South Uintah, South Uintah transferred 300,000 shares to an unrelated third party as partial consideration for the acquisition of the gas prospect in Utah. As part of the Share Exchange Agreement, South Uintah has agreed to return the remaining 2,700,000 shares of common stock to the Company. We retired such shares to treasury, after the closing of the transaction

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had no operations prior to 2011 and we did not have any revenues during the fiscal years ended December 31, 2011, 2010 and 2009. We did not recognize any income in the years ended December 31, 2011 and 2010. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships, and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the years ended December 31, 2011 and 2010, our operations were focused on the listing of the Company's common stock on the OTCBB and the maintenance of our accounting records and the beginnings of oil and gas exploration prospect evaluations.

During the 2012 fiscal year, the Company intends to continue its efforts to acquire, either by lease, farmout, or purchase, interests in oil or gas prospects or properties for development, production, and low risk exploration, when available, by itself, or with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities, and occasionally through commercial debt.

                        Expected 2012 Budget - 12 months
                        --------------------------------


Development of connection, rework, recompletion, 3 well program                        $1,500,000
Working Capital                                                                        $1,300,000
Acquisitions                                                                           $1,000,000
Payment of Debt                                                                          $375,000
General and Administrative Expenses:
    Legal and Accounting/Auditing                                                        $157,000
    Consulting                                                                           $495,000
    Filing Fees (State, SEC, etc.)                                                         $7,500
    Travel                                                                                $60,000
    Interest                                                                              $66,000
    Miscellaneous                                                                        $405,000
                                                                              --------------------
                                                                       TOTAL           $5,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. The Company has no revenues to date in the oil and gas exploration, development and production business.

We have conducted a Private Offering of shares of our restricted Common Stock for capital. We intend to raise up to $5,000,000 in the next twelve months with a structure not yet determined in debt or equity. As of April 11, 2012, the Company had sold approximately 830,000 shares, raising a total of $415,000. We cannot give any assurances that we will be able to raise the full $5,000,000 to fund the budget. Further, we will need to raise additional funds to support not only our expected budget, but our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

We will not receive any proceeds from sales of shares by selling shareholders. Furthermore, given that we have limited operating history and no revenues, it is unlikely that our warrants will be exercised in the foreseeable future.

We make no assurance that all the warrants will be exercised. We have not included any funds from the sale of warrants in our 2012 operating plan and budget. If any warrants are exercised in 2012, the funds received from such exercised warrants would be used as working capital and for oil and gas acquisition and development.

Our plan of operations is as follows:

MILESTONES

---------------------------------------- -- ------------------------------------------------------------------------
           1st Quarter 2012                 Completion of share exchange and acquisition with South Uintah;
                                            Raise funds through a private placement; and
                                            Gas well hookup to pipeline.
---------------------------------------- -- ------------------------------------------------------------------------

---------------------------------------- -- ------------------------------------------------------------------------
           2nd Quarter 2012                 Development of South Uintah properties;
                                            Commencement of Recompletion Operations;
                                            Identification of possible oil and gas prospect candidates; and
                                            Seeking Additional Capital of Company
---------------------------------------- -- ------------------------------------------------------------------------

---------------------------------------- -- ------------------------------------------------------------------------
           3rd Quarter 2012                 Continuation of  Recompletion Operations;
                                            Dependent upon receipt of Additional Capital the acquisition of additional oil and gas prospects
---------------------------------------- -- ------------------------------------------------------------------------

---------------------------------------- -- ------------------------------------------------------------------------
           4th Quarter 2012                 Continuation of Recompletion Operations and development of any new oil and gas prospects
---------------------------------------- -- ------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2011  Compared to the Year Ended  December 31,
2010

During the years ended December 31, 2011 and 2010, Hinto did not recognize revenues from its operational activities. A result of the Company's acquisition of South Uintah Gas Properties in January 2012 and since the 22-1 gas well has been attached to a pipeline, the Company believes it should begin to recognize at least minimal minimal revenues during the year ended December 31, 2012.

During the year ended December 31, 2011, we incurred total operational expenses of $345,894 compared to $25,435 during the year ended December 31, 2010. The increase of $320,459 was a direct result of the Company's increased operational activities relating to the acquisition of South Uintah. During the year ended December 31, 2011, professional fees increased $67,034, office expenses increased $10,607 and the Company incurred an impairment of $3,500 on the farmout agreement that expired in April 2011. During the year ended December 31, 2011, the Company also recognized an impairment charge of $239,318 on its intercompany receivable with South Uintah, the Company's majority shareholder at December 31, 2011.

During the year ended December 31, 2011, we recognized a net loss of $347,949 compared to $25,435 during the year ended December 31, 2010. The increase of $322,514 was a result of the $320,459 increase in operational expenses, discussed above, combined with the $2,055 increase in interest expense.

LIQUIDITY
---------

At December 31, 2011, the Company had total current assets of $477,742, consisting solely of cash. At December 31, 2011, the Company had total current liabilities of $77,791, consisting of accounts payable of $35,486, accrued liabilities of $2,305 and a stock subscription payable of $40,000. At December 31, 2011, the Company had working capital of $399,951.

During the year ended December 31, 2011, the Company used $322,258 in its operations. During the year ended December 31, 2011, we recognized a net loss of $347,949, which was reconciled for the non-cash items consisting of a $3,500 impairment on a farmout agreement and the $239,318 impairment on the intercompany receivable.

During the year ended December 31, 2010, the Company used $1,500 in its operations.

During the years ended December 31, 2011 and 2010, the Company did not use or receive any funds from its investing activities.

During the year ended December 31, 2011, the Company received $800,000 from its financing activities. During the year ended December 31, 2010, the Company received $1,500 from its financing activities.

In December 2011, the Company issued a $500,000 secured convertible note payable with a single investor. The note has a term of 3 years, an interest rate of 10%, is convertible into the Company's common stock at $1 per share and is secured by oil and gas leases held by South Uintah.

At December 31, 2011, the Company has $40,000 classified as stock subscriptions payable, representing subscriptions for 80,000 shares of common stock sold at a price of $.50 per common share for which the underlying common shares have not yet been issued.

During the year ended December 31, 2011, the Company issued 420,000 shares of its common stock to investors that purchased $210,000 of the securities at a price of $.50 per common share.

Short Term.

On a short-term basis, we have not generated any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities the Company continues exploration activities.

Capital Resources

The Company has only common stock as its capital resource.
We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations. We have no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay its proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Our operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Hinto Energy, Inc. for the years ended December 31, 2011 and 2010, and the period from February 13, 1997 (inception) through December 31, 2011, appear as pages F-1 through F-10, at the end of the document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2011 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Hinto's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(1)  pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Hinto's management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Hinto's financial statements.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1) The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

(2) Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transaction. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

(3) As is the case with many companies of similar size, we currently a lack of segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of December 31, 2010, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Hinto Energy, Inc. directors or executive officers, including their ages as of December 31, 2011.


         Name              Age                                Position                                 Term
------------------------ -------- ----------------------------------------------------------------- -----------
George Harris              62     Chief Financial Officer and Director                              Annual
Gary Herick                48     Vice President of Finance, Secretary and Director                 Annual
J. David Keller            57     Vice President of Exploration and Development and
                                  Director                                                          Annual
Max Sommer                 80     Director                                                          Annual
Kevin Blair                40     Director                                                          Annual

All current directors of the Company were elected by the shareholders on August 18, 2011. The Company's officers were appointed by the Board of Directors on August 18, 2011. With the exception of Mr. Keller, the above officers and directors hold the same positions with South Uintah, Hinto's wholly-owned subsidiary.

The officers are elected by the board of directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their successors are duly elected and qualified under Hinto's bylaws.

The directors named above will serve until the next annual meeting of Hinto's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information
------------------------

GEORGE HARRIS, CHIEF FINANCIAL OFFICER, TREASURER & DIRECTOR. Mr. Harris currently serves as the Chief Financial Officer of South Uintah Gas Properties, Inc. From January 2008 to April 2009, Mr. Harris served as the President and Chief Financial Officer for China Wi-Max Communications, Inc. Mr. Harris served as a Senior Vice President at Falkenberg Capital Corporation, a boutique investment bank to the telecommunications community from March 2006 to January 2008. Mr. Harris' experience includes active roles in several technology startups and in his role at Falkenberg, he worked closely with companies that deliver telecommunications and data services utilizing wired and wireless technologies. Mr. Harris is also the President of Harris Products, Inc. and Integrated Components, Inc., where he developed and managed component manufacturing facilities based in the United States and Southern China. Mr. Harris was formerly the Chief Financial Officer at Farm Credit Banks of St. Louis, Missouri and managed a large financial organization with Lucent Technologies.

Mr. Harris has been a Certified Public Accountant since 1977 in the state of California, where he worked for Arthur Young and Company, and earned a Bachelor of Science degree in Accounting and an MBA from Pepperdine University.

GARY HERICK, VICE PRESIDENT OF FINANCE, SECRETARY & DIRECTOR. Mr. Herick has been a licensed Securities Representative since 1985, involved in different aspects of the business including: IPO's, Retail Accounts, Investment Advisory Accounts, Commodities, Alternative Investments and Venture Capital Funding. From 2001 to 2005, he handled accounts as a Registered Investment Advisor specializing in Alternative Investments and Stock Analysis for managed accounts with Herick Asset Management.

Mr. Herick is currently licensed with Capwest Securities, a FINRA member firm and resides in Edwards, Colorado. He holds a Series 7 and 63 Licenses and is also a Registered Investment Advisor Representative.

He attended the University of Florida from 1981-1985 and holds a BS in marketing.

J. DAVID KELLER, VICE PRESIDENT OF EXPLORATION & DEVELOPMENT & DIRECTOR. Mr. Keller has been the Managing Partner and Exploration and Development Manager of Powderhorn Energy of Boulder, Colorado. Mr. Keller founded Powderhorn Energy in 2009. Powderhorn Energy focuses on oil and gas opportunities in the Rocky Mountain Basins. Mr. Keller is responsible for structuring projects to achieve and surpass industry average profitability, cash flow and, especially, upside potential. From 2006 through May 2009, Mr. Keller was the Chief Geophysicist for TTI Exploration in Boulder, Colorado. While there he was responsible for all geoscience technology for project evaluation, exploration, development and exploitation.

Mr. Keller received his Bachelor of Science in Geoscience from the University of Texas, Dallas in 1980 and his Master of Science in Geophysics from the Colorado School of Mines in 1987.

MAX P. SOMMER, DIRECTOR. Since 1997, Mr. Sommer has served as the President, Rose Run Energy Company, Inc., providing Consulting and Oil and Gas Production activities mostly in the Appalachian Region. Mr. Sommer provided prospects to Oil and Gas Partnership which drilled and participated in 140 wells. Rose Run Energy sold its production in 2009. Mr. Sommer served as a director of Intercontinental Energy Corporation from 1976-1977 and as a director of Gerber Energy Corporation from 1977-1980, both public reporting companies.

Mr. Sommer's received his doctorate degree in Geology-Paleontology in 1955 from the University of Basel, Switzerland.

Mr. Sommer's brings to the Board of Directors fifty-five years of experience in operations and management of geological and geophysical exploration activities for oil, gas and minerals in various countries.

KEVIN BLAIR, DIRECTOR. Mr. Blair has been the Principal and Attorney for General Capital Partners, LLC of Denver, Colorado, since January 2010. There he has complete business development responsibilities including strategic planning, negotiation of agreements, acquisition of properties, supervision of subcontractors, supervision of personnel, and financial reporting. He was a Private Equity Broker at Capwest Securities, Inc. (Denver, Colorado, from January 2007 to 2010), a federally licensed broker dealer specializing in syndications of private debt and equity securities marketed exclusively to high net worth clients for the purpose of acquiring real estate and energy properties. He was an Attorney and Mergers & Acquisitions Intermediary at Merchant Banking Associates, LLC (Denver, Colorado, from January 2000 to December 2006).

Mr. Blair's education is as follows: LLM, University of Denver College of Law, In Progress, Juris Doctorate, University of Denver College of Law, May 1994, Bachelor of Science, Colorado School of Mines, Civil Engineering, May 1989.

His Skills, Licenses and Associations include: Admitted to the Colorado Bar, Series 7 Federal Securities License, Series 63 Federal Securities License, Completed Landman Training Course, Real Estate Broker in Colorado, Minnesota,
Alabama, and Louisiana, Member of the International Business Brokers Association, Certified Business Intermediary and a Member of the Association for Corporate Growth.


Our Officers and Directors prior to August 18, 2011 were:

Roy C. Smith, age 55, was the President and a Director of since the Company from 2006 through August 18, 2011. Mr. Smith attended the University of Wyoming and Casper College. He earned an A.S.S. in Marketing. He began his career in the Oil and Gas business with his father Charles B. Smith in Gillette, Wyoming. From 1978 until present he has been a self-employed independent Landman.

Michael R. Butler, age 57, was the Secretary/Treasurer and a Director of the Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil City Printers, a commercial printing business (since 1988). Mr. Butler was a Director and Secretary/Treasurer of The Art Boutique, Inc. (1996 to 2003), Phillips 44, Inc., (1998 - 2001) and Tempus, Inc. (1997 - 2000).

Z.S. Merritt, age 83 was a Director of the Company. Mr. Merritt attended the University of Wyoming as a Geology Major. He received a BS Degree in 1954 and an MA Degree in 1958. From 1978 to 1994 Mr. Merritt worked with Viable Resources, Inc. as an Exploration Manager, Officer and Director. Mr. Merritt has been an independent consulting Geologist and Landman in Wyoming since 1994.

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

         Executive Committee

         The Company does not have an executive committee, at this time.

         Audit Committee

         The Company does not have an audit committee at this time.

Conflicts of Interest - General.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of the Company's business is engaged in business activities outside of its business, the amount of time they devote to our business will be up to approximately 25 hours per week.

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to Hinto business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to Hinto to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2011, 2010 and 2009. The table sets forth this information for Hinto Energy, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

The compensation paid to Mr. Harris, Herick and Keller was paid by South Uintah the Company's majority shareholder, at the time.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                   Non-equity   Non-qualified
                                                                   incentive      deferred
                                                 Stock    Option      plan      compensation    All other
                               Salary    Bonus   awards   awards  compensation    earnings     compensation   Total
Name & Position      Year       ($)       ($)      ($)    ($)         ($)            ($)           ($)         ($)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------
George Harris, CFO   2011      60,000      0       $55      0          0              0             0        60,055
(1)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------
Gary Herick, VP of   2011      85,000      0      $200      0          0              0             0        85,200
Finance & Secretary
(2)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------
J. David Keller,     2011      55,000      0       $52      0          0              0             0        55,052
VP of Exploration
& Development (3)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------
Roy C. Smith,        2011        0         0        0       0          0              0             0           0
President (4)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------
Michael R. Butler,   2011        0         0        0       0          0              0             0           0
Secretary &
Treasurer (4)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- --------

(1) Mr. Harris was appointed the Chief Financial Officer on August 18, 2011. He serves in the same capacity for South Uintah. Mr. Harris salary was paid pursuant to a consulting agreement with and by South Uintah. Mr. Harris was issued 550,000 shares of the common stock of South Uintah, prior to the merger for his services as an officer and director of South Uintah. The shares had a value of $55, or $0.0001 (par value) as part of the merger, the shares were exchanged for an equal number of shares of Hinto's common stock. Mr. Harris was also issued warrants to purchase 550,000 shares of common stock of South

         Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants are subject to vesting terms and have a term of 3 years. Warrants for 350,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share.


(2) Mr. Herick was appointed the Vice President of Finance and the Secretary of the Company on August 2011. He serves in the same capacity for South Uintah. Mr. Herick salary was paid pursuant to a consulting agreement with and by South Uintah. Mr. Herick was issued 2,000,000 shares of common stock of South Uintah, prior to the merger for his services and as founder of South Uintah. The shares had a value of $200, or $0.0001 (par value) as part of the merger, the shares were exchanged for an equal number of shares of Hinto. Arrowhead Consulting, LLC, which Mr. Herick has control of, was issued a warrant to purchase an additional 1,000,000 shares of common stock, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrant is subject to vesting terms and has a term of 3 years. The Warrant has an exercise price of $2.00 per share.
(3) Mr. J. David Keller was appointed the Vice President of Exploration and Development on August 18, 2011. Mr. Keller holds the same position with South Uintah. Mr. Harris was issued 525,000 shares of the common stock of South Uintah, prior to the merger for his services as an officer and director of South Uintah. The shares had a value of $52.50, or $0.0001 (par value) as part of the merger, the shares were exchanged for an equal number of shares of Hinto's common stock. Mr. Keller was also issued warrants to purchase 525,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants are subject to vesting terms and have a term of 3 years. Warrants for 325,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share.
(4) Mr. Smith and Mr. Butler resigned as officers of the Company on August 18, 2011.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  --------------------------------------------

The following table sets forth certain information concerning outstanding equity awards held by the Chief Financial and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2011 (the "Named Executive Officers"):


---------------- ------------------------------------------------------------- -------------------------------------------
                                        Option Awards                                         Stock awards
---------------- ------------------------------------------------------------- -------------------------------------------
                                                                                                                Equity
                                                                                                                incentive
                                                                                                     Equity     plan
                                                                                                     incentive  awards:
                                                                                                     plan       Market
                                                                                                     awards:    or
                                               Equity                                                Number     payout
                                             incentive                                               of         value of
                                                plan                           Number     Market     unearned   unearned
                                              awards:                          of         value of   shares,    shares,
                  Number of                  Number of                         shares     shares     units or   units or
                 securities    Number of     securities                        or units   of units   other      others
                 underlying    securities    underlying                        of stock   of stock   rights     rights
                 unexercised   underlying   unexercised   Option               that       that       that       that
                   options    unexercised     unearned    exercise  Option     have not   have not   have not   have not
                     (#)      options (#)     options      price    expiration  vested     vested    vested      vested
     Name        exercisable  unexercisable     (#)         ($)       date        (#)        ($)        (#)        ($)
---------------- ------------ ------------- ------------- --------- ---------- ---------- ---------- ---------- ----------
George                0            0             0           0          0       550,000    962,500       0          0
Harris,  (1)
---------------- ------------ ------------- ------------- --------- ---------- ---------- ---------- ---------- ----------
Gary Herick,
VP of Finance
(2)                   0            0             0           0          0      2,000,000  3,500,000      0          0
---------------- ------------ ------------- ------------- --------- ---------- ---------- ---------- ---------- ----------
J. David
Keller, VP of
Exploration &
Development           0            0             0           0          0       525,000    918,750       0          0
---------------- ------------ ------------- ------------- --------- ---------- ---------- ---------- ---------- ----------

(1) Mr. Harris was appointed the Chief Financial Officer on August 18, 2011. Mr. Harris was issued warrants to purchase 550,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants are subject to vesting terms and have a term of 3 years. Warrants for 350,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share. At December 31, 2011, none of the shares underlying the warrants have vested. The market value of the shares underlying the warrants is based upon a closing market price of $1.75 on December 31, 2011.
(2) Mr. Herick was appointed the Vice President of Finance and the Secretary of the Company on August 2011. Arrowhead Consulting, LLC, which Mr. Herick has control of, was issued a warrant to purchase an additional 1,000,000 shares of common stock, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrant is subject to vesting terms and has a term of 3 years. The Warrant has an exercise price of $2.00 per share.
(3) Mr. J. David Keller was appointed the Vice President of Exploration and Development on August 18, 2011. Mr. Keller was issued warrants to purchase 525,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants are subject to vesting terms and have a term of 3 years. Warrants for 325,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

In August, 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the year ended December 31, 2011, no options were issued under the 2011 Plan.

Consulting Agreements with Officers and Directors of South Uintah

Messrs. George Harris, Gary Herick, Kevin Blair, J. David Keller and Max Sommer have entered into Consulting Agreements with South Uintah for their services. They do not have any such Agreements with Hinto.

Mr. Herick has entered into a Consulting Agreement on April 15, 2011 with South Uintah to provide services to South Uintah as a director and secretary. The Consulting Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Consulting Agreement provides for Mr. Herick to receive $10,000 per month beginning July 1, 2011 to perform such services. In addition, Mr. Herick was issued a warrant exercisable for 1,000,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Mr. Harris has entered into a Consulting Agreement on June 1, 2011 with South Uintah to provide services to South Uintah as a director and Chief Financial Officer. The Consulting Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Consulting Agreement provides for Mr. Harris to receive a minimum $5,000 per month beginning April 15, 2011 to perform such services. In addition, Mr. Harris was issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Mr. Kevin Blair has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 100,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Mr. J. David Keller has entered into a Corporate Advisor/Consulting Agreement on August 4, 2011 with South Uintah to provide services as a director and the Vice President Exploration and Development to South Uintah. The Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Agreement provides for a cash retainer of $5,000 for the month of July 2011 and then $10,000 for each month thereafter. The Agreement provides for Mr. Keller to be issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. Mr. Keller became an employee of South Uintah on December 16, 2011, with a monthly base salary of $10,000.

Mr. Max Sommer has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 200,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

                              DIRECTOR COMPENSATION

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2011:

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------


               Fees                                  Non-equity    Non-qualified
               earned or                             incentive        deferred
               paid in                                  plan        compensation      All other
                  cash     Stock       Option       compensation      earnings      compensation     Total
    Name          ($)      awards ($)  awards ($)       ($)             ($)              ($)          ($)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
George          $60,000       $55        $ -0-         $ -0-           $ -0-            $-0-        $60,055
Harris (1)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Gary Herick     $85,000       $200       $ -0-         $ -0-           $ -0-            $ -0-       $85,200
(1)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
J. David        $55,000       $52        $ -0-         $ -0-           $ -0-            $ -0-       $55,052
Keller (1)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Kevin Blair      $2,000       $32        $ -0-         $ -0-           $ -0-            $ -0-        $2,032
(1)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Max Sommer       $2,000       $20        $ -0-         $ -0-           $ -0-            $ -0-        $2,020
(1)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Roy C. Smith     $ -0-       $ -0-       $ -0-         $ -0-           $ -0-            $ -0-        $ -0-
(2)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Michael R.       $ -0-       $ -0-       $ -0-         $ -0-           $ -0-            $ -0-        $ -0-
Butler (2)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Z.S. Merritt     $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
(2)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------


(1) Mr. Harris, Herick, Keller, Blair and Sommer were elected to the Board of Directors on August 18, 2011. The compensation discussed in the table above and in this footnote were paid by South Uintah.

     Messrs. George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah, as such they were issued common shares of South Uintah and warrants exercisable into common shares of South Uintah. Mr. David Keller, a director of Hinto, was issued shares of South Uintah in connection with services offered to South Uintah. As a result, they were issued shares and warrants of Hinto pursuant to the Amended Share Exchange Agreement. .

     Messrs. Harris, Herick, Blair, Keller and Sommer have consulting agreements with South Uintah that provides for cash compensation and such compensation is paid by South Uintah as discussed prior to this section.

     The tables below show the number of common shares issued by South Uintah to these individuals during the period of March 8, 2011 (inception) through December 31, 2011.

                                  COMMON STOCK
                           -----------------------------------------------------

                                         Number of South Uintah
Name and Position at South Uintah           Shares Issued        Value of Shares
--------------------------------------------------------------------------------

George Harris, CFO & Director                    550,000                  $55

Gary Herick, Secretary & Director              2,000,000                 $200

Max Sommer, Director                             200,000                  $20

Kevin Blair, Director                            325,000                  $32.50

J. David Keller                                  525,000                  $52.50



The common shares issued by South Uintah were valued at $0.0001 par value, since South Uintah does not have a trading market. The shares were issued for services as officers and directors of South Uintah.

During the period of March 8, 2011 (inception) through December 31, 2011, South Uintah issued the following warrants to their officers and directors. No expense was recorded by South Uintah on the issuance of any of the warrants, as South Uintah's common stock has no trading market and no material common stock cash sales have been made, and thus none of the warrants were in the money.


                                                Number of South Uintah Warrants
     Name and Position at South Uintah                       Issued
     ---------------------------------                       ------

George Harris, CFO & Director (a)                            550,000
Gary Herick, Secretary & Director (b)                      1,000,000
Max Sommer, Director (c)                                     200,000
Kevin Blair, Director (d)                                    325,000
J. David Keller,  (e)                                        525,000


a) Mr. Harris holds warrants to purchase 550,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 350,000 shares have an exercise price of $1.00 per share and the remaining 200,000 shares have an exercise price of $3.00 per share.

b) Arrowhead Consulting, LLC, which Mr. Herick has voting control of, holds warrants to purchase an additional 1,000,000 shares of common stock. In addition, the warrant is subject to vesting terms. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting.

c) Mr. Sommer holds warrants to purchase 200,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 100,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.

d) Mr. Blair holds warrants to purchase 325,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 225,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.

e) Mr. Keller holds warrants to purchase 525,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 325,000 shares have an exercise price $1.00 per share and the remaining 200,000 shares have a $3.00 per share.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Hinto's officers and directors are indemnified as provided by the Wyoming Revised Statutes and the bylaws.

Under the Wyoming Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. The Company's Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Hinto or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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

The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Hinto as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

The Company's bylaws provide that no advance shall be made by Hinto to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of Hinto.

                      EQUITY COMPENSATION PLAN INFORMATION

In August 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the year ended December 31, 2011, no options were issued under the 2011 Plan. Any options issued under the 2011 Plan are done at the determination of and the approval of the Board of Directors.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------

The following table sets forth information with respect to the beneficial ownership of Hinto's outstanding common stock by:

o each person who is known by Hinto to be the beneficial owner of five percent (5%) or more of Hinto common stock;

o Hinto chief financial officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

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

The information below is based on the number of shares of Hinto`s common stock that we believe was beneficially owned by each person or entity as of April 11, 2012.


                                                                         Amount and
                                                                          Nature of
                                                                         Beneficial       Percent of
    Title of Class          Name and Address of Beneficial Owner *         Owner*         Class (1)
------------------------ --------------------------------------------- ---------------- ---------------
Common shares            George Harris,                                    550,000          3.98%
                         Chief Financial Officer and Director (2)

Common shares            Gary Herick, VP of Finance,                      1,640,000         11.87%
                         Secretary, & Director (3)

Common shares            J. David Keller, VP of Exploration &              525,000          3.80%
                         Development & Director (4)

Common shares            Kevin Blair, Director (5)                         325,000          2.35%

Common shares            Max Sommer, Director (6)                          200,000          1.44%

Common shares            Craig Phillips (7)                               1,000,000         7.24%

Common shares            Michael A. Littman (8)                           2,000,000         14.47%

Common shares            Paul Dickstein (9)                                718,851          5.20%

Common shares            Natural Buttes Gas Corp                           750,000          5.43%

Common shares            Uinta Oil and Gas, Inc.                           750,000          5.43%

------------------------ --------------------------------------------- ---------------- ---------------
Common shares            All Directors and Executive Officers as a        3,240,000         23.46%
                         Group (5 persons)
                                                                       ---------------- ---------------

         *The Address for the above individuals and entities is c/o 7609 Ralston Road, Arvada, Colorado 80002.

(1) Based upon 13,925,931 shares issued and outstanding on a fully diluted basis. Warrants exercisable for 6,700,000 shares of common stock are not included in this number as they are not considered to be exercisable in the next 60 days.
(2) Mr. Harris holds 550,000 shares of common stock and warrants to purchase an additional 550,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 350,000 shares have an exercise price of $1.00 per share and the remaining 200,000 shares have an exercise price of $3.00 per share.
(3) Mr. Herick has direct ownership of 250,000 shares and indirect ownership of 1,390,000 shares of common stock. Arrowhead Consulting, LLC, which Mr. Herick has voting control of holds 700,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting. Mr. Herick has beneficial ownership of 690,000 shares of common stock through his wife's ownership of Whitemoon Energy, LLC which holds the shares.
(4) Mr. Keller holds 525,000 shares of common stock and warrants to purchase an additional 525,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 325,000 shares have an exercise price $1.00 per share and the remaining 200,000 shares have a $3.00 per share.
(5) Mr. Blair holds 325,000 shares of common stock and warrants to purchase an additional 325,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 225,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
(6) Mr. Sommer holds 200,000 shares of common stock and warrants to purchase an additional 200,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 100,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
(7) Mr. Phillips owns 1,000,000 shares of common stock and warrant to purchase an additional 1,000,000 shares of common stock. The warrant is subject to vesting terms.
(8) Mr. Littman holds 600,000 shares of common stock directly and 500,000 shares of common stock indirectly through his wife. Mr. Littman holds a warrant exercisable for 1,000,000 shares of common stock.
         The warrant is subject to vesting terms. Mr. Littman has the ability to vote the 900,000 shares held by the M.A. Littman Pension Plan.
(9) Mr. Dickstein holds 468,851 shares of common stock directly and has beneficial ownership of 250,000 shares through JBPD, LLC.

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

Change of Control
-----------------

On July 11, 2011, prior to entering into the Share Exchange Agreement, South Uintah had purchased 3,000,000 shares of the Company from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. Prior to closing of the acquisition of South Uintah, South Uintah transferred 300,000 shares to an unrelated third party as partial consideration for the acquisition of the gas prospect in Utah. As part of the Share Exchange Agreement, South Uintah has agreed to return the remaining 2,700,000 shares of common stock to the Company. We have retired such shares to treasury, concurrent with the transaction.

Share Acquisition and Exchange Agreement
----------------------------------------

On July 27, 2011, we entered into a Share Exchange and Acquisition Agreement with South Uintah and the South Uintah shareholders. On January 23, 2012, we entered into an Amended Share Exchange Agreement. Pursuant to the Amended Share Exchange Agreement, we agreed to issue shares of its restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares are to be exchanged on a one for one basis. As a result, South Uintah became a wholly-owned subsidiary of the Company.

At the time of the acquisition, Mr. George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah. Mr. David Keller, a director of Hinto was also a shareholder of South Uintah. As such, they were they issued shares of the Company's common stock under the Amended Share Exchange Agreement.

Consulting Agreements with Officers and Directors
-------------------------------------------------

Messrs. George Harris, Gary Herick, Kevin Blair, David Keller and Max Sommer have entered into Consulting Agreements with South Uintah for their services.

Mr. Herick has entered into a Consulting Agreement on April 15, 2011 with South Uintah to provide services to South Uintah as a director and secretary. The Consulting Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Consulting Agreement provides for Mr. Herick to receive $10,000 per month beginning April 15, 2011 to perform such services. In addition, Mr. Herick was issued a warrant exercisable for 1,000,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Mr. Harris has entered into a Consulting Agreement on June 1, 2011 with South Uintah to provide services to South Uintah as a director and Chief Financial Officer. The Consulting Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Consulting Agreement provides for Mr. Harris to receive a minimum $5,000 per month beginning July 1, 2011 to perform such services. In addition, Mr. Harris was issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Mr. Kevin Blair has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 100,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Mr. J. David Keller has entered into a Corporate Advisor/Consulting Agreement on August 4, 2011 with South Uintah to provide services as a director and the Vice President Exploration and Development to South Uintah. The Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Agreement provides for a cash retainer of $5,000 for the month of July 2011 and then $10,000 for each month thereafter. The Agreement provides for Mr. Keller to be issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. Mr. Keller became an employee of the Company on December 16, 2011 with a monthly base salary of $10,000.

Mr. Max Sommer has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 200,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto.

Equity Issuances to Officers and Directors
------------------------------------------

Mr. George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah, as such they were issued common shares of South Uintah and warrants exercisable into common shares of South Uintah. Mr. David Keller, a director of Hinto was issued shares of South Uintah in connection with services offered to South Uintah. As a result, they were issued shares of Hinto pursuant to the Amended Share Exchange Agreement, after the January 23, 2012 merger of South Uintah with Hinto.

The tables below show the number of common shares and/or warrants issued by the companies to these individuals.


                                                                   COMMON STOCK
                                      ----------------------------------- -----------------------------------
                                        Number of South Uintah Shares         Number of Shares of Hinto
                                                    Issued                              Issued
                                                    ------                              ------
George Harris                                      550,000                             550,000
Gary Herick (2)                                   2,000,000                           1,640,000
Max Sommer                                         200,000                             200,000
Kevin Blair                                        325,000                             325,000
David Keller                                       525,000                             525,000

                                                                     WARRANTS
                                      ----------------------------------- -----------------------------------
                                       Number of South Uintah Warrants       Number of Warrants of Hinto
                                                    Issued                              Issued
                                                    ------                              ------
George Harris (1)                                  550,000                             550,000
Gary Herick (2)                                   1,000,000                           1,000,000
Max Sommer (3)                                     200,000                             300,000
Kevin Blair (4)                                    325,000                             325,000
David Keller (5)                                   525,000                             525,000


(1) Mr. Harris holds warrants to purchase 550,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 350,000 shares have an exercise price of $1.00 per share and the remaining 200,000 shares have an exercise price of $3.00 per share.
(2) Mr. Herick has direct ownership of 250,000 shares and indirect ownership of 1,390,000 shares of common stock. Arrowhead Consulting, LLC, which Mr. Herick has voting control of holds 700,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting. .Mr. Herick has beneficial ownership of 690,000 shares of common stock through his wife's ownership of Whitemoon Energy, LLC which holds the shares.
(3) Mr. Sommer holds warrants to purchase 200,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 100,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
(4) Mr. Blair holds warrants to purchase 325,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 225,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
(5) Mr. Keller holds warrants to purchase 525,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 325,000 shares have an exercise price $1.00 per share and the remaining 200,000 shares have a $3.00 per share.

Other
-----

Mr. Littman, an affiliate, was owed $23,000 for legal services. Mr. Littman has an Engagement Agreement with South Uintah to provide legal services. The Agreement was entered into on May 1, 2011 and has a term of 1 year unless terminated prior to that date. The Engagement Agreement provides for Mr. Littman to receive a monthly retainer of $10,000 and the issuance of a warrant exercisable for 1,000,000 shares. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting.

Sharon K. Fowler, founder and majority shareholder, at the time, was granted a farmout of the lease in Section 16, T38N, R81W in Natrona County, Wyoming, to the Company for 3,500,000 shares issued in August 2006. The Farmout Agreement with Fowler provides that the Company must commence drilling a well within eighteen months after the date of the farmout or the farmed acreage will revert to Ms. Fowler, however, on October 13, 2009 an extension of the farmout was executed to extend the performance date to December 31, 2010. On December 31, 2010, the Farmout Agreement was extended to April 30, 2011. On April 30, 2011, the Farmout Agreement expired and was not renewed.

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

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and 2010.




                                                                 Year Ended December 31,
                                                          2011                              2010
                                              -----------------------------      ----------------------------
Audit Fees                                                 $1,500                            $1,500

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                                 $1,500                            $1,500


All audit work was performed by the auditors' full time employees.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


         --------------- -------------------------------------------------------------------- -----------------
         Number          Description

         3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
         3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
         3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
         3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
         3.5             Amendment   to  Articles  of   Incorporation   of  South  Uintah  Gas
                         Properties, Inc.                                                               (8)
         3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
         4.1             Form of Vesting Warrants                                                       (8)
         4.2             Form of $0.50 Warrants                                                         (8)
         10.1            Farmout Agreement                                                              (2)
         10.2            Extension to Farmout Agreement                                                 (2)
         10.3            Extension to Farmout Agreement - 2009                                          (3)
         10.4            Extension to Farmout Agreement - 2010                                          (4)
         10.5            Share Purchase Agreement                                                       (5)
         10.6            Share Acquisition and Exchange Agreement                                       (6)
         10.7            Amended Share Exchange and Acquisition  Agreement,  dated January 23,          (8)
                         2012                                                                           (8)
         31.1            Certification  of  Chief  Financial  Officer  &  Principal  Executive
                         Officer pursuant to Section 302 of the Sarbanes-Oxley Act               Filed Herewith
         32.2            Certification  of  Chief  Financial  Officer  &  Principal  Executive
                         Officer pursuant to Section 906 of the Sarbanes-Oxley Act               Filed Herewith
         101.INS         XBRL Instance Document                                                  Filed Herewith (9)
         101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith (9)
         101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith (9)
         101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith (9)
         101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith (9)
         101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith (9)
         --------------- ---------------------------------------------------------------------- ---------------------


(1)Incorporated by reference from the exhibits included in the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated November 13, 2007.

(2)Incorporated by reference from the exhibits included in the Company's second Amended Registration Statement filed on Form S-1/A with the Securities and Exchange Commission (www.sec.gov), dated April 23, 2008.

(3)Incorporated by reference from the exhibits included in the Company's fifth Amended Registration Statement filed on Form S-1/A with the Securities and Exchange Commission (www.sec.gov), dated December 2, 2009.

(4)Incorporated by reference from the exhibits included in the Company's sixth Amended Registration Statement filed on Form S-1/A with the Securities and Exchange Commission (www.sec.gov), dated April 27, 2011.

(5)Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated July 12, 2011.

(6)Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated August 5, 2011.

(7)Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated August 17, 2011.

(8)Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated January 23, 2012.

(9)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                               HINTO ENERGY, INC.
                       (FORMERLY GARNER INVESTMENTS, INC.)
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Hinto Energy, Inc.
Arvada, Colorado

I have audited the accompanying balance sheets of Hinto Energy, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from February 13, 1997 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinto Energy, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from February 13, 1997 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                              /s/Ronald R. Chadwick, P.C.
                                              -----------------------
March 30, 2012                                RONALD R. CHADWICK, P.C.




                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                            December 31,      December 31,
                                                                               2011              2010
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                            $ 477,742               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                     477,742                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                       -             3,500
                                                                          ---------------   ---------------
        Total Other Assets                                                             -             3,500
                                                                          ---------------   ---------------

Total Assets                                                                   $ 477,742           $ 3,500
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 35,486          $ 55,600
               Accrued liabilities                                                 2,305                 -
               Stock subscriptions payable                                        40,000                 -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 77,791            55,600

        Long term note payable                                                   500,000                 -
                                                                          ---------------   ---------------
Total liabilities                                                              $ 577,791          $ 55,600
                                                                          ---------------   ---------------
Stockholders' (Deficit) Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         4,700,000 and 4,280,000 shares issued and outstanding
          at December 31, 2011 and December 31, 2010, respectively                 4,700             4,280
        Additional paid-in capital                                               308,290             8,710
        Deficit accumulated during the development stage                        (413,039)          (65,090)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                             (100,049)          (52,100)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                         $   477,742           $ 3,500
                                                                          ===============   ===============

See the notes to these financial statements.

                                      F-2



                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                       February 13, 1997
                                                        For The Years Ended             (Inception) to
                                                            December 31,                 December 31,
                                                       2011              2010                2011
                                                   --------------    -------------   ----------------------
Revenue:                                                     $ -              $ -                      $ -
                                                   --------------    -------------   ----------------------
Operational expenses:
      Office expenses                                     10,607                -                   10,607
      Impairment of farmout                                3,500                -                    3,500
      Impairment of intercompany receivable              239,318                -                  239,318
      Professional fees                                   92,469           25,435                  157,559
                                                   --------------    -------------   ----------------------
          Total operational expenses                     345,894           25,435                 (410,984)
                                                   --------------    -------------   ----------------------
          Interest expense                                 2,055                -                    2,055
                                                   --------------    -------------   ----------------------
Net loss                                              $ (347,949)       $ (25,435)              $ (413,039)
                                                   ==============    =============   ======================
Per share information

Net loss per common share
      Basic                                              $ (0.08)         $ (0.01)
      Fully diluted                                      $ (0.08)         $ (0.01)
                                                   ==============    =============
Weighted average number of common
      stock outstanding                                4,307,616        4,280,000
                                                   ==============    =============



See the notes to these financial statements.

                                      F-3




                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
          From February 13, 1997 (Inception) through December 31, 2011



                                                                              Deficit accum
                                                                 Additional       During
                                          Common Stock             paid-in       Development
                                   Number of shares  Amount        Capital        Stage          Totals
                                   -------------   -----------   ------------   -----------   --------------

Issuance of stock for cash              480,000         $ 480        $ 1,020           $ -          $ 1,500
Net loss                                      -             -              -          (144)            (144)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 1997             480,000           480          1,020          (144)           1,356
                                   -------------   -----------   ------------   -----------   --------------
Issuance of stock for cash              300,000           300            450             -              750
Net loss                                      -             -              -        (1,557)          (1,557)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 1998             780,000           780          1,470        (1,701)             549
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -          (240)            (240)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 1999             780,000           780          1,470        (1,941)             309
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -           (50)             (50)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2000             780,000           780          1,470        (1,991)             259
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -          (259)            (259)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2001             780,000           780          1,470        (2,250)               -
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -             -                -
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2002             780,000           780          1,470        (2,250)               -
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -             -                -
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2003             780,000           780          1,470        (2,250)               -
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -             -                -
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2004             780,000           780          1,470        (2,250)               -
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -             -                -
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2005             780,000           780          1,470        (2,250)               -
                                   -------------   -----------   ------------   -----------   --------------
Issuance of stock for oil lease       3,500,000         3,500              -             -            3,500
Net loss                                      -             -              -             -                -
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2006           4,280,000         4,280          1,470        (2,250)           3,500
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -             -                -
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2007           4,280,000         4,280          1,470        (2,250)           3,500
                                   -------------   -----------   ------------   -----------   --------------
Shareholder capital contribution              -             -          5,740             -            5,740
Net loss                                      -             -              -       (22,461)         (22,461)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2008           4,280,000         4,280          7,210       (24,711)         (13,221)
                                   -------------   -----------   ------------   -----------   --------------
Net loss                                      -             -              -       (14,944)         (14,944)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2009           4,280,000         4,280          7,210       (39,655)         (28,165)
                                   -------------   -----------   ------------   -----------   --------------
Shareholder capital contribution              -             -          1,500             -            1,500
Net Loss                                      -             -              -       (25,435)         (25,435)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2010           4,280,000         4,280          8,710       (65,090)         (52,100)
                                   -------------   -----------   ------------   -----------   --------------
Issuance of stock for cash              420,000           420        209,580             -          210,000
Shareholder capital contribution                                      90,000             -           90,000
Net Loss                                      -             -              -      (347,949)        (347,949)
                                   -------------   -----------   ------------   -----------   --------------
Balance - December 31, 2011           4,700,000       $ 4,700      $ 308,290     $(413,039)      $ (100,049)
                                   -------------   -----------   ------------   -----------   --------------

See the notes to these financial statements.

                                      F-4



                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                               February 13,
                                                                                                    1997
                                                                  For The Years Ended          (Inception) to
                                                                      December 31,              December 31,
                                                                 2011             2010              2011
                                                             --------------   -------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                               $ (347,949)      $ (25,435)        $ (413,039)
Adjustments to net loss for non-cash items:
         Impairment to farmout agreement                             3,500               -              3,500
         Receivable reserve expense                                239,318               -            239,318
Adjustments to reconcile net loss to net cash used
         in operating activities:
         Increase in advances to parent company                   (239,318)              -           (239,318)
         Increase (decrease) in accounts payable                   (20,114)         23,935             35,486
         Increase in accrued liabilities                               250               -                250
         Increase in accrued interest                                2,055               -              2,055
         Increase in stock subscriptions payable                    40,000               -             40,000
                                                             --------------   -------------    ---------------
Net Cash Used by Operating Activities                             (322,258)         (1,500)          (331,748)
                                                             --------------   -------------    ---------------
Net Cash Used in Investing Activities                                    -               -                  -
                                                             --------------   -------------    ---------------
Cash Flows from Financing Activities:
         Shareholder payment of accounts payable                    90,000           1,500             97,240
         Issuance of notes                                         500,000               -            500,000
         Proceeds from stock issuance, net of
            issuance costs                                         210,000               -            212,250
                                                             --------------   -------------    ---------------
Net Cash Provided by Financing Activities                          800,000           1,500            809,490
                                                             --------------   -------------    ---------------
Net Increase (decrease) in Cash                                    477,742               -            477,742

Cash and Cash Equivalents - Beginning of Period                          -               -                  -
                                                             --------------   -------------    ---------------
Cash and Cash Equivalents - End of Period                         $477,742             $ -          $ 477,742
                                                             ==============   =============    ===============

SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION:
         Cash paid for interest expense                                $ -             $ -                $ -
                                                             ==============   =============    ===============
         Cash paid for income taxes                                    $ -             $ -                $ -
                                                             ==============   =============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
         INVESTING ACTIVITIES:
         Issuance of common stock for oil lease                        $ -             $ -            $ 3,500
                                                             ==============   =============    ===============

See the notes to these financial statements.

                                      F-5



                               HINTO ENERGY, INC.
                       (Formerly Garner Investments, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2011 and 2010

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

Shareholder Meeting

On August 17, 2011, the Company held a Special and Annual Shareholder Meeting ("Meeting.") At such Meeting, a majority of the Company's shareholders approved the following:

- To authorize an Amendment to the Articles of Incorporation to change the corporate name to Hinto Energy, Inc. On August 18, 2011, the Company filed an amendment to its Articles of Incorporation to change the corporate name from Garner Investments, Inc. to Hinto Energy, Inc.

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

Prior to the signing of the Agreement, South Uintah had purchased 3,000,000 shares of the Company's common stock from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah holds approximately 70% of the issued and outstanding common stock of the Company. As part of the Agreement, South Uintah has agreed to return the 3,000,000 shares of common stock to the Company. On December 22, 2011 the Company and South Uintah modified the purchase agreement and reduced the number of shares to be returned by South Uintah by 300,000, to 2,700,000. The Company plans to retire such shares to treasury at that time.

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Going Concern

The Company's financial statements for the nine months ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $413,039 as of December 31, 2011. The Company did not recognize revenues from its activities during the year ended December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the year ended December 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $347,949 for the year ended December 31, 2011, and an accumulated deficit of $413,039 as of December 31, 2011. At December 31, 2011, the Company had working capital of $399,951.

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

NOTE 3 - OTHER ASSETS

In August 2006, the Company issued 3,500,000 shares of its restricted common stock to an unrelated third party in exchange for and as part of a Farmout Agreement on an oil lease located in Natrona County, Wyoming. The shares were valued at $3,500 at the time of the transaction ($0.001 per share). The Farmout Agreement provides for the Company to retain 75% of the W.I. after payout by drilling a 7,000 foot Madison test. The Company will retain 100% of the W.I. income until payout.

In December 31, 2010, the Farmout Agreement was extended to April 30, 2011. On April 30, 2011, Farmout Agreement expired and the Company chose not to renew the Farmout Agreement. As a result, the Company fully expensed the $3,500 value of the Farmout Agreement.

NOTE 4 - CURRENT LIABILITIES

The Company has $40,000 classified as stock subscriptions payable, representing subscriptions for 80,000 shares of common stock sold at a price of $.50 per common share for which the underlying common shares have not yet been issued.

NOTE 5- LONG TERM NOTE PAYABLE

The Company placed a $500,000 secured convertible note payable with a single investor. The note has a term of 3 years, an interest rate of 10%, is convertible into the Company's common stock at $1 per share and is secured by oil and gas leases held by South Uintah Gas Properties, Inc.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2011, the Company had 4,700,000 shares of its common stock issued and outstanding.

During the year ended December 31, 2011, the Company issued 420,000 shares of its common stock to investors that purchased $210,000 of the securities at a price of $.50 per common share.

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

Shareholder Capital Contribution

During the year ended December 31, 2011, a shareholder of the Company paid the Company's outstanding legal fees of $90,000. The Company has treated the payment as a capital contribution and credited Additional Paid In Capital for $90,000.

NOTE 7 - INCOME TAXES

The Company is subject to federal and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2030. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:



                      Period Ending           Estimated NOL
                                          Carry-forward benefit Valuation Allowance  Net Tax Benefit
                ---------------------------------------------------------------------------------------

                    December 31, 2010            $ 13,108            $ (13,108)             -
                    December 31, 2011            $108,200            $(108,200)             -


NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended December 31, 2011 through April 6, 2012 and found the following reportable subsequent events.

The acquisition of South Uintah Gas Properties, Inc. occurred on January 23, 2012. The acquisition resulted in the Company issuing 9,375,000 common shares, 6,700,000, 2 to 5 year warrants, with prices from $1 to $3 dollars per share to be purchased, assumption of $500,000 in notes payable convertible into common stock at $.50 per share, $175,000 in promissory notes payable and the return of 2,700,000 shares of the Company's common stock currently held by South Uintah.

In March 2012 a note holder of South Uintah Gas Properties, Inc., Bridge Industries, LLC filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit, Seminole County, Florida, alleging in general breach of contract and seeking return of all monies lent to South Uintah Gas Properties, Inc. of $400,000, the value of 1,000,000 shares of the Company's common stock and other equity appreciation, and compensation for services and costs. The Company is evaluating the action and its response, and the outcome of the case is currently unknown.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HINTO ENERGY, INC.

Dated: April 12, 2012
                                      By:  /s/ George Harris
                                                 -------------------------------
                                                 George Harris, Chief
                                                 Financial Officer
                                                 (Principal Executive Officer
                                                 & Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2012
                                          HINTO ENERGY, INC.


                                          /s/ George Harris
                                          --------------------------------------
                                          George Harris, Director


                                          /s/ Gary Herick
                                          --------------------------------------
                                          Gary Herick, Director


                                          /s/ J. David Keller
                                          --------------------------------------
                                          J. David Keller, Director