Form 10-Q
period 2012-03-31
HINTO ENERGY, INC
filed 2012-05-22
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2012

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

                                  303-647-4850
                                  ------------
                         (Registrant's Telephone number)


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

As of May 17, 2012, there were 13,925,931 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - March 31, 2012 and December 31, 2011                                   1

         Statements of Operations  -
                  Three months ended March 31, 2012 and the period of March 8,
                   2011 (inception) through March 31, 2012 and the period from
                  from March 8, 2011 (Inception) through March 31, 2012                          2

         Statements of Changes in Shareholders' Deficit -
                   From March 8, 2011 (Inception) to March 31, 2012                              3

         Statements of Cash Flows -
                  Three months ended March 31, 2012 and the period of March 8,
                  2011 (inception) through March 31, 2012 and the period from
                  March 8, 2011 (Inception) through March 31, 2012                               4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               3

Item 4. Controls and Procedures                                                                  3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       4

Item 1A.  Risk Factors -  Not Applicable                                                         4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Mine Safety Disclosure - Not Applicable                                                 5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5
SIGNATURES                                                                                       6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            March 31,         December 31,
                                                                               2012              2011
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                            $ 286,645         $ 487,501
               Deposits                                                          111,250            25,000
                                                                          ---------------   ---------------
        Total Current Assets                                                     397,895           512,501
                                                                          ---------------   ---------------
        Other assets:
               Oil and Gas Leases                                                676,700           478,200
                                                                          ---------------   ---------------
        Total Other Assets                                                       676,700           478,200
                                                                          ---------------   ---------------
Total Assets                                                                 $ 1,074,595         $ 990,701
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                $ 106,403          $ 71,315
               Accrued liabilities                                                47,493            47,510
               Convertible notes payable                                               -           500,000
               Subscription received                                                   -            40,000
               Notes payable, other                                              375,000           375,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                528,896         1,033,825

        Long term note payable                                                   500,000           500,000
                                                                          ---------------   ---------------
Total liabilities                                                            $ 1,028,896       $ 1,533,825
                                                                          ---------------   ---------------
Stockholders' (Deficit) Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         13,925,931 and 9,375,000 shares issued and outstanding
          at March 31, 2012 and December 31, 2011, respectively                   13,926               938
        Additional paid-in capital                                               991,988           210,030
        Deficit accumulated during the development stage                        (960,215)         (795,873)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                               45,699          (584,905)
                                                                          ---------------   ---------------
        Non-controlling interest                                                       -            41,781
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                        $ 1,074,595          $ 990,701
                                                                          ===============   ===============

See the notes to these financial statements.





                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND
        THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH MARCH 31, 2012
                                   (UNAUDITED)



                                                                      For The Three          From March 8,          March 8, 2011,
                                                                      Months Ended          2011 (Incpeiton)        (Inception) to
                                                                        March 31,               Through                March 31,
                                                                          2012               March 31, 2011              2012
                                                                  ----------------------   -------------------   -------------------
Revenue:                                                                            $ -                   $ -                   $ -
                                                                  ----------------------   -------------------   -------------------
Operational expenses:
      Office expenses                                                           156,570                     -               401,892
      Goodwill write off                                                              -                     -               339,195
      Consulting fees                                                            63,230                     -               272,433
                                                                  ----------------------   -------------------   -------------------
          Total operational expenses                                            219,800                     -             1,013,520
                                                                  ----------------------   -------------------   -------------------
Other Income (Expenses)
      Interest expense                                                          (17,859)                    -               (51,434)
                                                                  ----------------------   -------------------   -------------------
          Total other income (expense)                                          (17,859)                    -               (51,434)
                                                                  ----------------------   -------------------   -------------------
Net loss                                                                     $ (237,659)                  $ -          $ (1,064,954)
                                                                  ----------------------   -------------------   -------------------

      Less: Loss contributable to non-controlling interest                            -                     -                     -
                                                                  ----------------------   -------------------   -------------------
Net loss attibutable to South Uintah Gas Properties                          $ (237,659)                  $ -          $ (1,064,954)
                                                                  ======================   ===================   ===================

Per share information

Net loss per common share
      Basic                                                                     $ (0.02)                  $ -
      Fully diluted                                                                   *                     *
                                                                  ======================   ===================
Weighted average number of common
      stock outstanding                                                      11,773,206                     -
                                                                  ======================   ===================
      * Not provided as it is anti-dilutive


See the notes to these financial statements.





                               HINTO ENERGY, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
       FOR THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGHMARCH 31, 2012
                                   (UNAUDITED)



                                                                                  Deficit      Stockholders'
                                                                                  accumulated  Equity South
                                                                    Additional    During       Uintah Gas      Non-       Total
                                         Common Stock               paid-in     Development  Properties    controlling Stockholders'
                                       Number of Shares  Amount     Capital       Stage        Inc.          Interest      Equity
                                       ---------------  ---------- ------------- ------------- -------------  ------------ ---------

Issuance of Founder Shares for cash         1,000,000     $ 1,000        $ (900)          $ -         $ 100             -     $ 100

Issuance of Founder Shares for cash         1,000,000       1,000          (900)            -           100             -       100

Issuance of Founder Shares for services     5,500,000       5,500        (4,950)            -           550             -       550

Issuance of Common Stock                    2,000,000       2,000        (1,800)            -           200             -       200
  for oil and gas leases

Shares cancelled in exchange for Hinto
   shares held by South Uintah               (300,000)       (300)          300             -             -             -         -

Issuance of shares for consulting             175,000         175          (157)            -            18             -        18

Issuance of stock for cash by Hinto                 -           -       147,000             -       147,000        63,000   210,000

Shareholder capital contribution                    -           -        63,000             -        63,000        27,000    90,000

Minority interest at purchase
  of majority interest in subsidiary                -           -             -             -             -       (16,797)  (16,797)

Net Loss                                 -                -          -               (795,873)     (795,873)      (31,422) (827,295)

Recapitalization, due to reverse merger     2,000,000       2,000        71,203       (31,422)       41,781       (41,781)        -
                                       ---------------  ---------- ------------- ------------- -------------  ------------  --------
Balance - December 31, 2011                11,375,000      11,375       272,796      (827,295)     (543,124)            -  (543,124)
                                       ---------------  ---------- ------------- ------------- -------------  ------------  --------
Issuance of Shares for cash                   410,000         410       204,590             -       205,000             -   205,000

Conversion of notes to common stock         2,071,931       2,072       515,910             -       517,982             -   517,982

Issuance of shares for services                69,000          69       103,431             -       103,500             -   103,500

Net Loss                                            -           -             -      (237,659)     (237,659)            -  (237,659)
                                       ---------------  ---------- ------------- ------------- -------------  ------------  --------
Balance - March 31, 2012                   13,925,931    $ 13,926   $ 1,096,727   $(1,064,954)     $ 45,699           $ -  $ 45,699
                                       ===============  ========== ============= ============= =============  ============  ========

See the notes to these financial statements.




                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND
        THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH MARCH 31, 2012
                                   (UNAUDITED)



                                                              For The Three         From March 8,         March 8, 2011
                                                              Months Ended          2011 (Inception)     (Inception) to
                                                                March 31,              Through              March 31,
                                                                  2012              March 31, 2011            2012
                                                           --------------------    -----------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                    $ (237,659)                 $ -           $ (1,064,954)
Adjustments to net loss for non-cash items:
        Accrued interest converted to stock                             17,982                    -                 17,982
        Write down of goodwill in subsidiary                                 -                    -                339,195
        Compensatory stock issuances                                    17,250                    -                 17,800

Adjustments to reconcile net loss to net cash used
        in operating activities:
        Increase in deposits                                                 -                    -                (25,000)
        Increase in accounts payable                                    35,088                    -                 50,529
        Increase in accrued liabilities                                    (17)                   -                 47,493
        Increase in stock subscription payable                               -                    -                 40,000
                                                           --------------------    -----------------   --------------------
Net Cash Used by Operating Activities                                 (167,356)                   -               (576,955)
                                                           --------------------    -----------------   --------------------
Cash Flows from Investing Activities
        Investment to acquire 70% interest in subsidiary                     -                    -               (300,000)
        Investment in well                                            (198,500)                   -               (198,500)
        Purchase of Oil and Gas leases                                       -                    -               (303,000)
                                                           --------------------    -----------------   --------------------
Net Cash Used in Investing Activities                                 (198,500)                   -               (801,500)
                                                           --------------------    -----------------   --------------------
Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                           -                    -              1,000,000
        Proceeds from other notes payable                                    -                    -                400,000
        Payments on other notes payable                                      -                    -               (200,000)
        Proceeds from shareholder contribution                               -                    -                 90,000
        Proceeds from stock sales                                      165,000                    -                375,100
                                                           --------------------    -----------------   --------------------
Net Cash Provided by Financing Activities                              165,000                    -              1,665,100
                                                           --------------------    -----------------   --------------------
Net Increase (decrease) in Cash                                       (200,856)                   -                286,645

Cash and Cash Equivalents - Beginning of Period                        487,501                    -                      -
                                                           --------------------    -----------------   --------------------
Cash and Cash Equivalents - End of Period                            $ 286,645                  $ -              $ 286,645
                                                           ====================    =================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                     $ -                  $ -                    $ -
                                                           ====================    =================   ====================
        Cash paid for income taxes                                         $ -                  $ -                    $ -
                                                           ====================    =================   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:

        Net deficit of subsidiary on purchase                              $ -                  $ -              $ (55,992)
                                                           ====================    =================   ====================
        Issuance of notes payable for assets                               $ -                  $ -              $ 175,000
                                                           ====================    =================   ====================
        Issuance of common stock for accounts payable                 $ 17,250                  $ -                  $ 100
                                                           ====================    =================   ====================
        Issuance of common stock for oil leases                            $ -                  $ -                  $ 200
                                                           ====================    =================   ====================
See the notes to these financial statements.



                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
           For the Periods Ended March 31, 2012 and December 31, 2011
                                   (Unaudited)

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

On January 23, 2012 the Company completed the Share Exchange and Acquisition Agreement ("the Agreement") and the shareholders of South Uintah became the majority shareholders of Hinto Energy, Inc. Hinto issued 11,446,931 shares of stock in a one for one share exchange, assumed $175,000 in notes payable and issued 6,700,000 of warrants in a one for one exchange with South Uintah warrant holders. South Uintah returned 2,700,000 shares of Hinto stock to the Company, such stock being cancelled. The Company accounted for the Share Exchange and Acquisition as a reverse capitalization, with South Uintah being the accounting acquirer.

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception, in this case, South Uintah Gas Properties, Inc., for the period March 8, 2011 through December 31, 2011 and the combined companies, Hinto and South Uintah from January 1, 2012 forward.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the periods ended March 31, 2012 and December 31, 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the period ended March 31, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the three months ended March 31, 2012 and the period of March 3, 2011 through December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $237,659 for the three months ended March 31, 2012, and an accumulated deficit of $960,215 as of March 31, 2012. At March 31, 2012, the Company had a working capital deficit of $131,001.

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

NOTE 3 - OIL AND GAS LEASES

The Company purchased a farmout of deep right interests in approximately 5,000 net acres in the Uintah Basin in Utah in July 2011, amended in December 2011. The purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock (2,000,000 shares.) The Company has subsequently expended an additional $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework.

NOTE 4 - CURRENT LIABILITIES

The Company has $375,000 in other notes payable that it expects to be paid in the next twelve months. Of this amount, $200,000 is to be returned to a former investor. Further information regarding the $200,000 amount payable is found in
Note 7.

NOTE 5- LONG TERM NOTE PAYABLE

The Company placed a $500,000 secured convertible note payable with a single investor. The note has a term of 3 years, an interest rate of 10%, is convertible into the Company's common stock at $1 per share and is secured by oil and gas leases held by South Uintah Gas Properties, Inc.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2012, the Company had 13,925,931 shares of its common stock issued and outstanding.

During the three months ended March 31, 2012, the Company issued 410,000 shares of its common stock to investors that purchased $205,000 of the securities at a price of $.50 per common share and 69,000 shares for services to be provided over a six month period beginning in February 2012, valued at $1.50 per share.

The Company also issued 11,375,000 of its restricted common shares to acquire South Uintah Gas Properties, Inc.

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

Warrants

The Company had the following warrants outstanding at March 31, 2012:

  Warrants            Term in years       Vesting in years       Exercise Price
  --------            -------------       ----------------       --------------
  3,000,000               3 to 5              Variable               $2.00
  1,700,000                 3                     1                $1 and $3
  2,000,000                 2                  Vested                $0.50

Each warrant gives the holder the right to purchase one share of the Company's common stock at the exercise price. The 3,000,000 unvested warrants, issued in connection with consulting services, vest at various dates from May 2012 through June 2014 and expire at various dates from May 2014 through June 2016. The 1,700,000 unvested warrants, issued in connection with consulting services, vest at various dates from June 2012 through November 2012, with 1,100,000 warrants being exercisable at $1 and 600,000 being exercisable at $3. The 2,000,000 warrants currently exercisable were issued in connection with notes payable and expire at dates from May 2013 through July 2013. These 2,000,000 warrants are callable at the option of the Company in the first year from the grant dates of May through July 2011 at the exercise price under various conditions, generally if the Company completes a $4,500,000 private placement of common stock. No expense was recorded by the Company on the issuance of any of the 6,700,000 warrants, as the Company's common stock has no trading market and no material common stock cash sales have been made, and thus none of the warrants were in the money.

NOTE 7 - LEGAL MATTERS

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the period ended March 31, 2012, through May 17, 2012 and found no reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We had no operations prior to 2011 and we did not have any revenues during the fiscal years ended December 31, 2011, 2010 and 2009. We did not recognize any income in the years ended December 31, 2011 and 2010. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Share Acquisition and Exchange Agreement

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



          Type of Equity             South Uintah Balance          To Be Issued By Hinto
----------------------------------- ------------------------ ---- -------------------------
Common Stock                              11,446,931 shares              11,446,931 shares
Warrants (1)                                      6,700,000                      6,700,000
Debt Instruments(2)                                $375,000                       $375,000

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

During the quarter ended March 31, 2012, we made progress on our business plan by completing the hookup of our 22-1 gas well in the Uintah Basin of Utah to a pipeline. During the remaining part of 2012 our plan of operations includes:

2nd Quarter 2012                 Development of South Uintah properties;
                                 Commencement of Recompletion Operations;
                                 Identification of possible oil and gas prospect candidates; and
                                 Seeking Additional Capital for Company.

3rd Quarter 2012                 Continuation of  Recompletion Operations;
                                 Dependant upon receipt of additional capital, the acquisition of additional oil and gas prospects.

4th Quarter 2012                 Continuation of Recompletion Operations and
                                 development of any new oil


      Expected 2012 Budget - 12 months (January 2012 through December 2012)
      ---------------------------------------------------------------------


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

We have conducted a Private Offering of shares of our restricted Common Stock for capital. We intend to raise up to $5,000,000 in the next twelve months with a structure not yet determined in debt or equity. As of May 15, 2012, the Company had sold approximately 880,000 shares, raising a total of $440,000. We cannot give any assurances that we will be able to raise the full $5,000,000 to fund the budget. Further, we will need to raise additional funds to support not only our expected budget, but our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

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

Since Hinto is a public company, which had nominal activity, the acquisition has been treated as a recapitalization of South Uintah. Though Hinto was the legal acquirer in the merger, South Uintah was the accounting acquirer since its shareholders gained control of Hinto. Therefore at the date of the merger the historical financial statements of South Uintah became those of Hinto. As a result, for the financial statements as of March 31, 2012, the merger date will reflect historical financial statements of South Uintah and supersede any prior financial statements of Hinto.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2012 Compared to the Period of March 8, 2011 (Inception) through March 31, 2011

During the period of March 8, 2011 (Inception) through March 31, 2011, the Company did not recognize any revenue, expenses, and losses, as it was newly incorporated.

During the three months ended March 31, 2012, the Company did not recognize and revenues from its operational activities. Since the 22-1 gas well has been attached to a pipeline, and the Company believes that it should begin to recognize at least minimal revenues during the year ended December 31, 2012.

During the three months ended March 31, 2012, we incurred total operational expenses of $219,800. Operational expenses during the three months ended March 31, 2012 included $156,570 in general and administrative expenses and consulting fees of $63,230. We expect operational expenses to increase as we continue to pursue our operational plan.

During the three months ended March 31, 2012, we recognized a net loss of $237,659.

LIQUIDITY
---------

At March 31, 2012, the Company had total current assets of $397,895, consisting of cash of $286,645 and deposits of $111,250. At March 31, 2012, the Company had total current liabilities of $528,896, consisting of accounts payable of $106,403, accrued liabilities of $47,493 and notes payables of $375,000. At March 31, 2012, we have a working capital deficit of $131,001.

During the three months ended March 31, 2012, we used cash of $167,356 in operations. During the three months ended March 31, 2012, we recognized a net loss of $237,659, which was adjusted for the non-cash item of accrued interest of $18,083 paid in stock and $17,250 in compensatory stock issuances.

During the three months ended March 31, 2012, we used $198,500 in our investing activities, solely in the development of our 22-1 well.

During the three months ended March 31, 2012, we received $165,000 from our financing activities from the sale of shares of our common stock.

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

During the three months ended March 31, 2012, the Company issued 410,000 shares of its common stock to investors that purchased $205,000 of the securities at a price of $.50 per common share and 69,000 shares for services to be provided over a six month period beginning in February 2012, valued at $1.50 per share.

The Company also issued 11,375,000 of its restricted common shares to acquire South Uintah Gas Properties, Inc.

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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Financial Officer (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at December 31, 2011, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2012, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2012 through March 31, 2012, the Company has made the following unregistered issuances of its securities.


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

     3/30/12            Common Shares           69,000                 Services              Business Associate

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  MINE SAFETY DISCLOSURE.

            Not Applicable.

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





                                                  HINTO ENERGY, INC.
                                                  (Registrant)



Dated:   May __, 2012           By:/s/George Harris
                                   ----------------
                                George Harris (Principal Executive Officer,
                                Chief Financial Officer and Principal Accounting
                                Officer)