Form 10-Q
period 2012-06-30
HINTO ENERGY, INC
filed 2012-08-20
CIK 1087734

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

                  For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 14,402,931 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - June 30, 2012 and December 31, 2011                                    1

         Statements of Operations  -
                  Three and Six months ended June 30, 2012 and the period from from March 8, 2011 (Inception) through June 30, 2011 and the
                  period from March 8, 2011 (Inception) to June 30, 2012                         2

         Statements of Changes in Shareholders' Deficit -
                   From March 8, 2011 (Inception) to June 30, 2012                               4

         Statements of Cash Flows -
                  Six months ended June 30, 2012 and the period from
                  March 8, 2011 (Inception) through June 30, 2011 and
                  From March 8, 2011 (Inception) through June 30, 2012                           5

         Notes to the Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               17

Item 4.  Controls and Procedures                                                                 18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       19

Item 1A.  Risk Factors -  Not Applicable                                                         19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             20
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        20

Item 4.  Mine Safety Disclosure - Not Applicable                                                 20

Item 5.  Other Information - Not Applicable                                                      20

Item 6.  Exhibits                                                                                21
SIGNATURES                                                                                       22


                                                      PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,         December 31,
                                                                               2012              2011
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                             $ 51,295         $ 487,501
               Accounts Receivable                                                 8,478                 -
               Deposits                                                           64,500            25,000
                                                                          ---------------   ---------------
        Total Current Assets                                                     124,273           512,501
                                                                          ---------------   ---------------
        Other assets:
               Oil and Gas Leases                                                851,700           478,200
                                                                          ---------------------------------
        Total Other Assets                                                       851,700           478,200
                                                                          ---------------   ---------------
Total Assets                                                                   $ 975,973         $ 990,701
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                $ 106,816          $ 71,416
               Accrued liabilities                                                68,104            47,510
               Convertible notes payable                                          25,000           500,000
               Subscription received                                                   -            40,000
               Notes payable, other                                              375,000           375,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                574,920         1,033,926

        Long term note payable                                                   500,000           500,000
                                                                          ---------------   ---------------
Total liabilities                                                            $ 1,074,920       $ 1,533,926
                                                                          ---------------   ---------------
Stockholders' (Deficit) Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         14,402,549 and 11,375,000 shares issued and outstanding
          at June 30, 2012 and December 31, 2011, respectively                    14,403            11,375
        Additional paid-in capital                                             1,334,560           167,956
        Deficit accumulated during the development stage                      (1,447,910)         (722,556)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                              (98,947)         (543,225)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                         $ 975,973           $ 990,701
                                                                          ===============   ===============

See the notes to these financial statements.

                                       1



                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND
         THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH JUNE 30, 2012
                                   (UNAUDITED)


                                                  For The Three        From March 8,         For The Six           From March 8,
                                                  Months Ended       2011 (Inception)       Months Ended         2011 (Inception)
                                                    June 30,              Through             June 30,              Through
                                                      2012             June 30, 2012            2012             June 30, 2012
                                                 ----------------    ------------------   ------------------    ----------------
Revenue:                                                $ 10,364                   $ -             $ 10,364                 $ -
                                                 ----------------    ------------------   ------------------    ----------------
Operational expenses:
      Office expenses                                    266,606                     -              423,176                   -
      Goodwill write off                                       -                     -                    -                   -
      Consulting fees                                     96,500                     -              159,730                   -
                                                 ----------------    ------------------   ------------------    ----------------
          Total operational expenses                     363,106                     -              582,906                   -
                                                 ----------------    ------------------   ------------------    ----------------
Other Income (Expenses)
      Interest expense                                   (30,214)                    -              (48,073)                  -
                                                 ----------------    ------------------   ------------------    ----------------
          Total other income (expense)                   (30,214)                    -              (48,073)                  -
                                                 ----------------    ------------------   ------------------    ----------------
Net loss                                              $ (382,956)                  $ -           $ (620,615)                $ -
                                                 ================    ==================   ==================    ================
Per share information

Net loss per common share
      Basic                                              $ (0.02)                  $ -              $ (0.02)                $ -
      Fully diluted                                            *                     *                    *                   *
                                                 ================    ==================   ==================    ================
Weighted average number of common
      stock outstanding                                                              -                                        -
                                                 ================    ==================   ==================    ================
      * Not provided as it is anti-dilutive


See the notes to these financial statements.



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND
         THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH JUNE 30, 2012

(continued)



                                                March 8, 2011
                                                (Inception) to
                                                June 30, 2012


Revenue:                                             $ 10,364
                                             -----------------
Operational expenses:
      Office expenses                                 668,498
      Goodwill write off                              339,195
      Consulting fees                                 368,933
                                             -----------------
          Total operational expenses                1,376,626
                                             -----------------
Other Income (Expenses)
      Interest expense                                (81,648)
                                             -----------------

          Total other income (expense)                (81,648)
                                             -----------------
Net loss                                         $ (1,447,910)
                                             =================
Per share information

Net loss per common share
      Basic
      Fully diluted

Weighted average number of common
      stock outstanding

      * Not provided as it is anti-dilutive


See the notes to these financial statements.



                               HINTO ENERGY, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
       FOR THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH JUNE 30, 2012
                                   (UNAUDITED)


                                                                               Deficit     Stockholders'
                                                                             accumulated   Equity South
                                                               Additional     During        Uintah Gas                 Total
                                           Common Stock         paid-in      Development    Properties Noncontrolling Stockholders'
                                     Number of Shares Amount    Capital        Stage           Inc.     Interest        Equity
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------

Issuance of Founder Shares for cash       1,000,000    $ 1,000       $ (900)          $ -         $ 100             -        $ 100

Issuance of Founder Shares for cash       1,000,000      1,000         (900)            -           100             -          100

Issuance of Founder Shares for services   5,500,000      5,500       (4,950)            -           550             -          550

Issuance of Common Stock                  2,000,000      2,000       (1,800)            -           200             -          200
  for oil and gas leases

Shares cancelled in exchange for Hinto
   shares held by South Uintah             (300,000)      (300)         300             -             -             -            -

Issuance of shares for consulting           175,000        175         (157)            -            18             -           18

Issuance of stock for cash by Hinto               -          -      147,000             -       147,000        63,000      210,000

Shareholder capital contribution                  -          -       63,000             -        63,000        27,000       90,000

Minority interest at purchase
  of majority interest in subsidiary              -          -            -             -             -       (16,797)     (16,797)

Net Loss                               -                -          -             (795,873)     (795,873)      (31,422)    (827,295)

Recapitalization, due to reverse merger   2,000,000      2,000       71,203       (31,422)       41,781       (41,781)           -
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Balance - December 31, 2011              11,375,000     11,375 #    272,796 #    (827,295)#    (543,124)            -     (543,124)
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Issuance of Shares for cash                 615,000        615      306,885             -       307,500             -      307,500

Conversion of notes to common stock       2,071,931      2,072      515,910             -       517,982             -      517,982

Issuance of shares for services             315,618        315      226,494             -       226,809             -      226,809

Issuance of shares for interest              25,000         25       12,475             -        12,500             -       12,500

Net Loss                                          -          -            -      (620,615)     (620,615)            -     (620,615)
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Balance - June 30, 2012                  14,402,549   $ 14,402   $ 1,334,560  $(1,447,910)    $ (98,948)          $ -    $ (98,948)
                                     ===============  =========  ===========  ============  ============ ============= ============

See the notes to these financial statements.

                                       4



                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND
         THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH JUNE 30, 2012
                                   (UNAUDITED)



                                                               For The Six          From March 8,         March 8, 2011
                                                              Months Ended          2011 (Inception)     (Inception) to
                                                                June 30,               Through              June 30,
                                                                  2012              June 30, 2011             2012
                                                           --------------------    -----------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                    $ (620,615)                 $ -           $ (1,447,910)
Adjustments to net loss for non-cash items:
        Accrued interest converted to stock                             30,584                    -                 30,584
        Stock issued for services                                      192,209                                     226,809
        Write down of goodwill in subsidiary                                 -                    -                339,195

Adjustments to reconcile net loss to net cash used in
  operating activities:
        Increase in Accounts receivable                                 (8,478)                   -                 (8,478)
        Increase in deposits                                            (5,000)                   -                (30,000)
        Increase in accounts payable                                    35,500                    -                124,418
        Increase in accrued liabilities                                 20,594                    -                 68,087
                                                           --------------------    -----------------   --------------------
Net Cash Used by Operating Activities                                 (355,206)                   -               (697,295)
                                                           --------------------    -----------------   --------------------
Cash Flows from Investing Activities
        Investment to acquire 70% interest in subsidiary                     -                    -               (300,000)
        Investment in well                                            (198,500)                   -               (198,500)
        Purchase of Oil and Gas leases                                (175,000)                   -               (478,000)
                                                           --------------------    -----------------   --------------------
Net Cash Used in Investing Activities                                 (373,500)                   -               (976,500)
                                                           --------------------    -----------------   --------------------
Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                      25,000                    -              1,025,000
        Proceeds from other notes payable                                    -                    -                400,000
        Payments on other notes payable                                      -                    -               (200,000)
        Proceeds from shareholder contribution                               -                    -                 90,000
        Proceeds from stock sales                                      267,500                    -                307,500
                                                           --------------------    -----------------   --------------------
Net Cash Provided by Financing Activities                              292,500                    -              1,622,500
                                                           --------------------    -----------------   --------------------
Net Increase (decrease) in Cash                                       (436,206)                   -                (51,295)

Cash and Cash Equivalents - Beginning of Period                        487,501                    -                      -
                                                           --------------------    -----------------   --------------------
Cash and Cash Equivalents - End of Period                             $ 51,295                  $ -              $ (51,295)
                                                           ====================    =================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                     $ -                  $ -                    $ -
                                                           ====================    =================   ====================
        Cash paid for income taxes                                         $ -                  $ -                    $ -
                                                           ====================    =================   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:

        Net deficit of subsidiary on purchase                              $ -                  $ -                    $ -
                                                           ====================    =================   ====================
        Issuance of notes payable for assets                         $ 150,000                  $ -              $ 150,000
                                                           ====================    =================   ====================
        Issuance of common stock for deposits and                          $ -                  $ -                    $ -
                                                           ====================    =================   ====================
               accounts payable                                      $ 199,309                  $ -              $ 199,309
                                                           ====================    =================   ====================
        Issuance of common stock for oil leases                            $ -                  $ -                    $ -
                                                           ====================    =================   ====================
See the notes to these financial statements.

                                       5

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

Share Exchange Agreement

On July 27, 2011, the Company entered into a Share Exchange and Acquisition Agreement with South Uintah Gas Properties, Inc. ("South Uintah") and the South Uintah shareholders. Pursuant to the Share Exchange and Acquisition Agreement ("the Agreement"), the Company has agreed to issue shares of its restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares were to be exchanged on a one for one basis.

The closing of the transaction was dependent upon the delivery of audited financial statements by South Uintah.

Prior to the signing of the Agreement, South Uintah had purchased 3,000,000 shares of the Company's common stock from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. As part of the Agreement, South Uintah had agreed to return the 3,000,000 shares of common stock to the Company. On December 22, 2011 the Company and South Uintah modified the purchase agreement and reduced the number of shares to be returned by South Uintah by 300,000, to 2,700,000.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the periods ended June 30, 2012 and December 31, 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the period ended June 30, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the six months ended June 30, 2012 and the period of March 3, 2011 through December 31, 2011 and the period of March 3, 2011 through June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $620,615 for the six months ended June 30, 2012, and an accumulated deficit of $1,447,910 as of June 30, 2012. At June 30, 2012, the Company had a working capital deficit of $950,647.

The future success of the Company is likely dependent on its ability to attract additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will develop positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 4 - OIL AND GAS LEASES

On May 9, 2012, the Company and Pacific Energy and Mining Company ("Pacific") entered into an Asset Purchase and Sale Agreement ("The Pacific Agreement."). On May 30, 2012, the Company closed the transaction. As part of the Pacific Agreement, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah.

The assets acquired include 4,783 gross acres in the Cisco Fields with an 80% Net Revenue Interest (NRI) and approximately 3,827 net acres. The property includes 27 wells that need to be re-worked, connected to a gas pipeline, or offset drilled.

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:

-    $175,000 cash; and

- a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30. 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock at $1.00 per share.

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

NOTE 5 - CURRENT LIABILITIES

During June 2012, the Company in exchange for cash of $25,000 issued a convertible promissory note for $25,000. The note is convertible in shares of the Company's restricted common stock at $0.50 per share and has a term of 12 months.

The Company has $375,000 in other notes payable that it expects to be paid in the next twelve months. Of this amount, $200,000 is to be returned to a former investor. Further information regarding the $200,000 amount payable is found in
Note 7.

NOTE 6 - LONG TERM NOTE PAYABLE

The Company placed a $500,000 secured convertible note payable with a single investor. The note has a term of 3 years, an interest rate of 10%, is convertible into the Company's common stock at $1 per share and is secured by oil and gas leases held by South Uintah Gas Properties, Inc. in the Natural Buttes area.


NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2012, the Company had 14,402,931 shares of its common stock issued and outstanding.

During the six months ended June 30, 2012, the Company issued 615,000 shares of its common stock to investors that purchased $307,500 of securities at a price of $.50 per common share and 124,000 shares for services valued at $131,000.

The Company issued 191,618 shares of its common stock as a payment for outstanding accounts payable of $95,809 owed for legal services to an affiliate of the Company.

The Company issued 25,000 shares of its common stock as interest of $12,500.

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

Warrants

The Company had the following warrants outstanding at June 30, 2012:



------------------------ ------------------- ---------------------- -------------------
       Warrants            Term in years       Vesting in years       Exercise Price
------------------------ ------------------- ---------------------- -------------------
       3,000,000               3 to 5              Variable               $2.00
------------------------ ------------------- ---------------------- -------------------
       1,700,000                 3                     1                $1 and $3
------------------------ ------------------- ---------------------- -------------------
       2,000,000                 2                  Vested                $0.50
------------------------ ------------------- ---------------------- -------------------

Each warrant gives the holder the right to purchase one share of the Company's common stock at the exercise price. The 3,000,000 warrants, issued in connection with consulting services, vest at various dates from July 2012 through July 2014 and expire at various dates from July 2014 through July 2016. The 1,700,000 warrants, issued in connection with consulting services, are fully vested and expire at various dates from June 2014 through November 2014, with 1,100,000 warrants being exercisable at $1 and 600,000 being exercisable at $3. The 2,000,000 warrants currently exercisable were issued in connection with notes payable and expire at dates from May 2013 through July 2013. These 2,000,000 warrants are callable at the option of the Company in the first year from the grant dates of May through July 2011 at the exercise price under various conditions, generally if the Company completes a $4,500,000 private placement of common stock. No expense was recorded by the Company on the issuance of any of the 6,700,000 warrants, as the Company's common stock has no trading market and no material common stock cash sales have been made, and thus none of the warrants were in the money.

NOTE 8 - LEGAL MATTERS

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to the period ended June 30, 2012, through August 17, 2012 and found no reportable subsequent events to the period ended June 30, 2012 through August 20, 2012.

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



          Type of Equity             South Uintah Balance          To Be Issued By Hinto
----------------------------------- ------------------------ ---- -------------------------
Common Stock                              11,446,931 shares              11,446,931 shares
Warrants (1)                                      6,700,000                      6,700,000
Debt Instruments(2)                                $375,000                       $375,000
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

On May 9, 2012, the Company and Pacific Energy and Mining Company ("Pacific") entered into an Asset Purchase and Sale Agreement ("The Pacific Agreement."). On May 30, 2012, the Company closed the transaction. As part of the Pacific Agreement, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah.

The assets acquired include 4,783 gross acres in the Cisco Spring Fields with an 80% Net Revenue Interest (NRI) and approximately 3,827 net acres. The property includes 27 wells that need to be re-worked, connected to a gas pipeline, or offset drilled.

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:

-    $175,000 cash; and

- a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30. 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock at $1.00 per share.

During the quarter ended June 30, 2012, we made progress on our business plan by completing the hookup of our 22-1 gas well in the Uintah Basin of Utah to a pipeline and are generating initial revenues from the sales of oil and gas. During the remaining part of 2012 our plan of operations includes:


3rd Quarter 2012                 Continuation of  Recompletion Operations;

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

Since Hinto is a public company, which had nominal activity, the acquisition has been treated as a recapitalization of South Uintah. Though Hinto was the legal acquirer in the merger, South Uintah was the accounting acquirer since its shareholders gained control of Hinto. Therefore at the date of the merger the historical financial statements of South Uintah became those of Hinto. As a result, for the financial statements as of June 30, 2012, the merger date will reflect historical financial statements of South Uintah and supersede any prior financial statements of Hinto.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

During the period of March 8, 2011 (Inception) through June 30, 2011, the Company did not recognize any revenue, expenses, and losses, as it was newly incorporated.

During the three months ended June 30, 2012, the Company recognized revenues of $10,364 in revenues from its operational activities.

During the three months ended June 30, 2012, we incurred total operational expenses of $363,106. Operational expenses during the three months ended June 30, 2012 included $266,606 in general and administrative expenses and consulting fees of $96,500. We expect operational expenses to increase as we continue to pursue our operational plan.

During the three months ended June 30, 2012, we recognized a net loss of $382,956.

For the Six Months Ended June 30, 2012 Compared to the Period of Inception (March 8, 2011) through June 30, 2011

During the period of March 8, 2011 (Inception) through June 30, 2011, the Company did not recognize any revenue, expenses, and losses, as it was newly incorporated.

During the six months ended June 30, 2012, the Company recognized revenues of $10,364 in revenues from its operational activities. These revenues have all been earned during the three month period ended June 30, 2012. The Company expects to continue to recognize revenues from its operational activities, but does not expect that such revenues to be adequate to support its current operations.

During the six months ended June 30, 2012, we incurred total operational expenses of $582,906. Operational expenses during the six months ended June 30, 2012 included $423,176 in general and administrative expenses and consulting fees of $159,730. We expect operational expenses to increase as we continue to pursue our operational plan.

During the six months ended June 30, 2012, we recognized a net loss of $620,615.

LIQUIDITY
---------

At June 30, 2012, the Company had total current assets of $124,273, consisting of cash of $51,295, accounts receivable of $8,478 and deposits of $64,500. At June 30, 2012, the Company had total current liabilities of $574,920, consisting of, accounts payable of $106,816, accrued liabilities of $68,104, $25,000 convertible promissory notes and notes payables of $375,000. At June 30, 2012, we have a working capital deficit of $450,647.

During the six months ended June 30, 2012, we used cash of $355,206 in operations. During the six months ended June 30, 2012, we recognized a net loss of $620,615, which was adjusted for the non-cash items of accrued interest of $30,584 and services of $192,209 paid in stock.

During the six months ended June 30, 2012, we used $198,500 in our investing activities, solely in the development of our 22-1 well and $175,000 on the purchase of certain oil and gas properties and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah.

During the six months ended June 30, 2012, we received $267,500 from our financing activities from the sale of shares of our common stock.

The Company placed a $500,000 secured convertible note payable with a single investor. The note has a term of 3 years, an interest rate of 10%, is convertible into the Company's common stock at $1 per share and is secured by oil and gas leases in the Natural Buttes area held by South Uintah Gas Properties, Inc.

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

During May 2012, the Company in exchange for cash of $25,000 issued a convertible promissory note for $25,000. The note is convertible in shares of the Company's restricted common stock at $0.50 per share and a term of 12 months.

During the six months ended March 31, 2012, the Company issued 615,000 shares of its common stock to investors that purchased $307,500 of the securities at a price of $.50 per common share.

The Company also issued 11,375,000 of its restricted common shares to acquire South Uintah Gas Properties, Inc.

Short Term.

On a short-term basis, we do not generate any revenue or revenues in sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring expenses and liabilities . For short term needs we will be dependent on receipt, if any, of offering proceeds.

Capital Resources

We have only common and preferred stock as our capital resources.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at June 30, 2012, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(2) Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

(3) As is the case with many companies of similar size, we currently lack segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of June 30, 2012, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2012 through June 30, 2012, the Company has made the following unregistered issuances of its securities.



  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES          CONSIDERATION            CLASS OF PURCHASER
------------------ ------------------------ ---------------- ----------------------------- -----------------------
April 2012 -            Common Shares           55,000                 Services              Business Associate
    May 2012
    May 2012            Common Shares           205,000                $102,500              Business Associate

    June 2012           Common Shares           191,618          Outstanding Invoices             Business
                                                                                             Associate/Affiliate

    May 2012            Common Shares           25,000                 Interest              Business Associate

    May 2012       Convertible Promissory          -                   $25,000               Business Associate
                       Note


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





                                                           HINTO ENERGY, INC.
                                                             (Registrant)



Dated:   August 20, 2012        By:  /s/ George Harris
                                       ----------------
                                         George Harris (Chief Executive Officer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)