Form 10-Q/A
period 2012-06-30
HINTO ENERGY, INC
filed 2012-09-13
CIK 1087734

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


                               EXPLANATORY NOTE

Hinto Energy, Inc., (the "Company"), is filing this amendment to its quarterly report on Form 10-Q for the period ended June 30, 2012 filed with the Securities and Exchange Commission on August 20, 2012, for the purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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


                                                                               Deficit     Stockholders'
                                                                             accumulated   Equity South
                                                               Additional     During        Uintah Gas                 Total
                                           Common Stock         paid-in      Development    Properties Noncontrolling Stockholders'
                                     Number of Shares Amount    Capital        Stage           Inc.     Interest        Equity
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------

Issuance of Founder Shares for cash       1,000,000    $ 1,000       $ (900)          $ -         $ 100             -        $ 100

Issuance of Founder Shares for cash       1,000,000      1,000         (900)            -           100             -          100

Issuance of Founder Shares for services   5,500,000      5,500       (4,950)            -           550             -          550

Issuance of Common Stock                  2,000,000      2,000       (1,800)            -           200             -          200
  for oil and gas leases

Shares cancelled in exchange for Hinto
   shares held by South Uintah             (300,000)      (300)         300             -             -             -            -

Issuance of shares for consulting           175,000        175         (157)            -            18             -           18

Issuance of stock for cash by Hinto               -          -      147,000             -       147,000        63,000      210,000

Shareholder capital contribution                  -          -       63,000             -        63,000        27,000       90,000

Minority interest at purchase
  of majority interest in subsidiary              -          -            -             -             -       (16,797)     (16,797)

Net Loss                               -                -          -             (795,873)     (795,873)      (31,422)    (827,295)

Recapitalization, due to reverse merger   2,000,000      2,000       71,203       (31,422)       41,781       (41,781)           -
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Balance - December 31, 2011              11,375,000     11,375       272,796     (827,295)     (543,124)            -     (543,124)
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Issuance of Shares for cash                 615,000        615      306,885             -       307,500             -      307,500

Conversion of notes to common stock       2,071,931      2,072      515,910             -       517,982             -      517,982

Issuance of shares for services             315,618        315      226,494             -       226,809             -      226,809

Issuance of shares for interest              25,000         25       12,475             -        12,500             -       12,500

Net Loss                                          -          -            -      (620,615)     (620,615)            -     (620,615)
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Balance - June 30, 2012                  14,402,549   $ 14,402   $ 1,334,560  $(1,447,910)    $ (98,948)          $ -    $ (98,948)
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





                                                           HINTO ENERGY, INC.
                                                             (Registrant)



Dated:   September 13, 2012        By:  /s/ George Harris
                                       ----------------
                                         George Harris (Chief Executive Officer,
                                         Chief Financial Officer and Principal
                                         Accounting Officer)