Form 10-Q
period 2012-09-30
HINTO ENERGY, INC
filed 2012-11-19
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 14,626,527 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                               Page
                                                                                              ----

         Balance Sheets - September 30, 2012 and December 31, 2011                               1

         Statements of Operations  -
                  Three and Nine months ended  September 30, 2012 and the period from from March 8, 2011 (Inception) through September 30, 2011 and the period from March 8, 2011 (Inception) to September 30,
                  2012                                                                           2

         Statements of Changes in Shareholders' Deficit -
                   From March 8, 2011 (Inception) to September 30, 2012                          3

         Statements of Cash Flows -
                  Nine months ended September 30, 2012 and the period from
                  March 8, 2011 (Inception) through September 30, 2011 and
                  From March 8, 2011 (Inception) through September 30, 2012                      4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               16

Item 4.  Controls and Procedures                                                                 16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       18

Item 1A.  Risk Factors -  Not Applicable                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             18
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        19

Item 4.  Mine Safety Disclosure - Not Applicable                                                 19

Item 5.  Other Information - Not Applicable                                                      19

Item 6.  Exhibits                                                                                19
SIGNATURES                                                                                       20


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           September 30,     December 31,
                                                                               2012              2011
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                              $ 8,140         $ 487,501
               Accounts Receivable                                                 4,112                 -
               Deposits                                                            5,000            25,000
                                                                          ---------------   ---------------
        Total Current Assets                                                      17,252           512,501
                                                                          ---------------   ---------------
        Other assets:
               Oil and Gas Leases                                                851,700           478,200
                                                                          --------------    ---------------
        Total Other Assets                                                       851,700           478,200
                                                                          ---------------   ---------------

Total Assets                                                                   $ 868,952         $ 990,701
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 45,897          $ 71,416
               Accrued liabilities                                               134,880            47,510
               Convertible notes payable                                               -           500,000
               Subscription received                                                   -            40,000
               Notes payable, other                                              370,000           375,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                550,777         1,033,926

        Long term note payable                                                   500,000           500,000
                                                                          ---------------   ---------------
Total liabilities                                                            $ 1,050,777       $ 1,533,926
                                                                          ---------------   ---------------
Stockholders' (Deficit) Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         14,576,527 and 11,375,000 shares issued and outstanding
          at September 30, 2012 and December 31, 2011, respectively               14,577            11,375
        Additional paid-in capital                                             1,421,375           167,956
        Deficit accumulated during the development stage                      (1,617,777)         (722,556)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                             (181,825)         (543,225)
                                                                          ---------------   ---------------
Total liabilities and stockholders' (deficit) equity                         $ 868,952           $ 990,701
                                                                          ===============   ===============

See the notes to these financial statements.

                                       1




                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND
         THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH JUNE 30, 2012
                                   (UNAUDITED)



                                                  For The Three           From March 8,            For The Nine
                                                  Months Ended          2011 (Inception)           Months Ended
                                                  September 30,              Through               September 30,
                                                      2012             September 30, 2011              2012
                                                 ----------------    ------------------------    ------------------
Revenue:                                                $ 21,439                         $ -              $ 31,803

Direct Cost of Revenue                                    22,036                           -                22,036
                                                 ----------------    ------------------------    ------------------
                                                            (597)                                            9,767

Operational expenses:
      Office expenses                                     19,045                     103,711               442,196
      Goodwill write off                                       -                           -                     -
      Consulting fees                                    130,375                      47,010               290,105
                                                 ----------------    ------------------------    ------------------
          Total operational expenses                     149,420                     150,721               732,301
                                                 ----------------    ------------------------    ------------------
Other Income (Expenses)
      Interest expense                                   (19,875)                    (15,295)              (67,948)
                                                 ----------------    ------------------------    ------------------
          Total other income (expense)                   (19,875)                    (15,295)              (67,948)
                                                 ----------------    ------------------------    ------------------
Net loss                                              $ (169,892)                 $ (166,016)           $ (790,482)
                                                 ================    ========================    ==================
Per share information

Net loss per common share
      Basic                                              $ (0.01)                    $ (0.02)              $ (0.06)
      Fully diluted                                            *                           *                     *
                                                 ================    ========================    ==================
Weighted average number of common
      stock outstanding                               14,454,065                   7,869,565            13,775,541
                                                 ================    ========================    ==================
      * Not provided as it is anti-dilutive


See the notes to these financial statements.






                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND
         THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH JUNE 30, 2012
                                   (UNAUDITED)

(continued)



                                                     From March 8,           March 8, 2011
                                                    2011 (Inception)         (Inception) to
                                                        Through              September 30,
                                                   September 30, 2011             2011
                                                   -------------------       --------------
Revenue:                                                            $ -             $ 31,803

Direct Cost of Revenue                                                -               22,036
                                                 -----------------------    -----------------
                                                                                       9,767

Operational expenses:
      Office expenses                                            87,533              687,518
      Goodwill write off                                              -              339,195
      Consulting fees                                           114,180              499,308
                                                 -----------------------    -----------------
          Total operational expenses                            201,713            1,526,021
                                                 -----------------------    -----------------
Other Income (Expenses)
      Interest expense                                          (17,143)            (101,523)
                                                 -----------------------    -----------------
          Total other income (expense)                          (17,143)            (101,523)
                                                 -----------------------    -----------------
Net loss                                                     $ (218,856)        $ (1,617,777)
                                                 =======================    =================
Per share information

Net loss per common share
      Basic                                                         $ -
      Fully diluted                                                   *
                                                 =======================
Weighted average number of common
      stock outstanding                                      14,454,065
                                                 =======================
      * Not provided as it is anti-dilutive


See the notes to these financial statements.





                               HINTO ENERGY, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
    FOR THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH SEPTEMBER 30, 2012
                                   (UNAUDITED)

                                                                                Deficit    Stockholders'
                                                                              accumulated  Equity South
                                                                 Additional     During      Uintah Gas                    Total
                                            Common Stock          paid-in      Development  Properties, Noncontrolling Stockholders'
                                     Number of Shares  Amount     Capital        Stage         Inc.        Interest     Equity
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------

Issuance of Founder Shares for cash       1,000,000    $ 1,000       $ (900)          $ -         $ 100             -        $ 100

Issuance of Founder Shares for cash       1,000,000      1,000         (900)            -           100             -          100

Issuance of Founder Shares for services   5,500,000      5,500       (4,950)            -           550             -          550

Issuance of Common Stock                  2,000,000      2,000       (1,800)            -           200             -          200
  for oil and gas leases

Shares cancelled in exchange for Hinto
   shares held by South Uintah             (300,000)      (300)         300             -             -             -            -

Issuance of shares for consulting           175,000        175         (157)            -            18             -           18

Issuance of stock for cash by Hinto               -          -      147,000             -       147,000        63,000      210,000

Shareholder capital contribution                  -          -       63,000             -        63,000        27,000       90,000

Minority interest at purchase
  of majority interest in subsidiary              -          -            -             -             -       (16,797)     (16,797)

Net Loss                                          -          -            -      (795,873)     (795,873)      (31,422)    (827,295)

Recapitalization, due to reverse merger   2,000,000      2,000       71,203       (31,422)       41,781       (41,781)           -
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Balance - December 31, 2011              11,375,000     11,375      272,796      (827,295)     (543,124)            -     (543,124)
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Issuance of Shares for cash                 715,000        715      356,785             -       357,500             -      357,500

Conversion of notes to common stock       2,121,931      2,122      540,910             -       543,032             -      543,032

Issuance of shares for services             338,868        339      238,096             -       238,435             -      238,435

Issuance of shares for interest              25,728         26       12,788             -        12,814             -       12,814

Net Loss                                          -          -            -      (790,482)     (790,482)            -     (790,482)
                                     ---------------  ---------  -----------  ------------  ------------ ------------- ------------
Balance - September 30, 2012             14,576,527   $ 14,577   $ 1,421,375  $(1,617,777)   $ (181,825)          $ -   $ (181,825)
                                     ===============  =========  ===========  ============  ============ ============= ============

See the notes to these financial statements.

                                       4




                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND
      THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH SEPTEMBER 30, 2012
                                   (UNAUDITED)



                                                              For The Nine          From March 8,         March 8, 2011
                                                              Months Ended          2011 (Inception)     (Inception) to
                                                              September 30,            Through            September 30,
                                                                  2012            September 30, 2011          2012
                                                           ----------------------------------------------------------------
Cash Flows from Operating Activities:
        Net Loss                                                    $ (790,482)          $ (218,856)          $ (1,617,777)
Adjustments to net loss for non-cash items:
        Accrued interest converted to stock                             30,898                    -                 30,898
        Stock issued for services                                      203,834                    -                238,434
        Write down of goodwill in subsidiary                                 -                    -                339,195

Adjustments to reconcile net loss to net cash used in
   operating activities:
        Increase in Accounts receivable                                 (4,112)                   -                 (4,112)
        Decrease (increase) in deposits and advances                    20,000              (18,982)               (10,000)
        Increase in accounts payable                                    76,444               20,500                205,622
        Increase in accrued liabilities                                 20,057               23,393                134,880
                                                           --------------------    -----------------   --------------------
Net Cash Used by Operating Activities                                 (443,361)            (193,945)              (682,860)
                                                           --------------------    -----------------   --------------------
Cash Flows from Investing Activities
        Investment to acquire 70% interest in subsidiary                     -             (300,000)              (300,000)
        Investment in well                                            (198,500)                   -               (198,500)
        Purchase of Oil and Gas leases                                (175,000)            (303,000)              (478,000)
                                                           --------------------    -----------------   --------------------
Net Cash Used in Investing Activities                                 (373,500)            (603,000)              (976,500)
                                                           --------------------    -----------------   --------------------
Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                      25,000              500,000              1,025,000
        Proceeds from other notes payable                                    -              400,000                400,000
        Payments on other notes payable                                 (5,000)                   -               (205,000)
        Proceeds from shareholder contribution                               -                    -                 90,000
        Proceeds from stock sales                                      317,500                  200                357,500
                                                           --------------------    -----------------   --------------------
Net Cash Provided by Financing Activities                              337,500              900,200              1,667,500
                                                           --------------------    -----------------   --------------------
Net Increase (decrease) in Cash                                       (479,361)             103,255                  8,140

Cash and Cash Equivalents - Beginning of Period                        487,501                    -                      -
                                                           --------------------    -----------------   --------------------
Cash and Cash Equivalents - End of Period                              $ 8,140            $ 103,255                $ 8,140
                                                           ====================    =================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                     $ -                  $ -                    $ -
                                                           ====================    =================   ====================
        Cash paid for income taxes                                         $ -                  $ -                    $ -
                                                           ====================    =================   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:

        Net deficit of subsidiary on purchase                              $ -                  $ -                    $ -
                                                           ====================    =================   ====================
        Issuance of notes payable for assets                         $ 150,000                  $ -              $ 150,000
                                                           ====================    =================   ====================
        Issuance of common stock for deposits and                          $ -                  $ -                    $ -
                                                           ====================    =================   ====================
               accounts payable                                      $ 199,309                  $ -              $ 199,309
                                                           ====================    =================   ====================
        Issuance of common stock for oil leases                            $ -                  $ -                    $ -
                                                           ====================    =================   ====================
See the notes to these financial statements.

                                       5

                               HINTO ENERGY, INC.
                          (A Development Stage Company)
                      Notes to the Financial Statements For
              the Periods Ended September 30, 2012 and December 31,
                                      2011
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hinto Energy, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company was originally incorporated for the purpose of general investing. Due to an inability to raise adequate financing, the Company was forced to cease operations in 2001. On October 12, 2004, the Company filed a Form 15-12G, with the Securities and Exchange Commission ("SEC") to cease its filing obligations under the Securities Act of 1934. On November 14, 2007, the Company filed a Registration Statement on Form S-1 in order to register its outstanding shares of common stock and resume its SEC filing status.

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

Prior to the signing of the Agreement, South Uintah had purchased 3,000,000 shares of the Company's common stock from its then majority shareholder, Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. As part of the Agreement, South Uintah had agreed to return the 3,000,000 shares of common stock to the Company. On December 22, 2011 the Company and South Uintah modified the purchase agreement and reduced the number of shares to be returned by South Uintah by 300,000, to 2,700,000.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the periods ended September 30, 2012 and December 31, 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the period ended September 30, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the nine months ended September 30, 2012, the period of March 3, 2011 through December 31, 2011and the period of March 3, 2011 through September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $790,482 for the nine months ended September 30, 2012, and an accumulated deficit of $1,617,777 as of September 30, 2012. At September 30, 2012, the Company had a working capital deficit of $533,525.

The future success of the Company is likely dependent on its ability to attract additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

NOTE 5 - CURRENT LIABILITIES

During June 2012, the Company, in exchange for cash of $25,000, issued a convertible promissory note for $25,000. The note is convertible into shares of the Company's restricted common stock at $0.50 per share and has a term of 12 months. In September 2012, the holder of the note converted the $25,000 principal of the note for 125,000 shares of the Company's common stock and the accrued interest of $364 for 728 shares of the Company's restricted common stock.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2012, the Company had 14,576,527 shares of its common stock issued and outstanding.

During the nine months ended September 30, 2012, the Company issued 715,000 shares of its common stock to investors that purchased $307,500 of securities at a price of $.50 per common share and 147,250 shares for services valued at $142,625.

The Company issued 191,618 shares of its common stock as a payment for outstanding accounts payable of $95,809 owed for legal services to an affiliate of the Company.

The Company issued 25,000 shares of its common stock as interest of $12,500.

The Company issued 50,728 shares of its common stock upon the conversion of an outstanding convertible promissory note and accrued interest of $25,364.

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

Warrants

The Company had the following warrants outstanding at September 30, 2012:


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
------------------------ ------------------- ---------------------- -------------------

Each warrant gives the holder the right to purchase one share of the Company's common stock at the exercise price. The 3,000,000 warrants, issued in connection with consulting services, vest at various dates from July 2012 through July 2014 and expire at various dates from June 2014 through June 2016. The 1,700,000 warrants, issued in connection with consulting services, are fully vested and expire at various dates from June 2014 through November 2014, with 1,100,000 warrants being exercisable at $1 and 600,000 being exercisable at $3. The 2,000,000 warrants currently exercisable were issued in connection with notes payable and expire at dates from May 2013 through July 2013. These 2,000,000 warrants are callable at the option of the Company in the first year from the grant dates of May through July 2011 at the exercise price under various conditions, generally if the Company completes a $4,500,000 private placement of common stock. No expense was recorded by the Company on the issuance of any of the 6,700,000 warrants, as the Company's common stock has no trading market and no material common stock cash sales have been made, and thus none of the warrants were in the money.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the period ended September 30, 2012, through November 12, 2012 and found no reportable subsequent events.

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



          Type of Equity             South Uintah Balance      To Be Issued By Hinto
----------------------------------- ------------------------  -------------------------
Common Stock                              11,446,931 shares          11,446,931 shares
Warrants (1)                               6,700,000                  6,700,000
Debt Instruments(2)                         $375,000                   $375,000


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

During the quarter ended September 30, 2012, we made progress on our business plan by completing the hookup of our 22-1 gas well in the Uintah Basin of Utah to a pipeline and generating initial revenues from the sale of oil and gas. During the remaining part of 2012 our plan of operations includes the continuation of recompletion operations and development of any new oil and gas prospects.

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

Since Hinto is a public company, which had nominal activity, the acquisition has been treated as a recapitalization of South Uintah. Though Hinto was the legal acquirer in the merger, South Uintah was the accounting acquirer since its shareholders gained control of Hinto. Therefore at the date of the merger the historical financial statements of South Uintah became those of Hinto. As a result, for the financial statements as of September 30, 2012, the merger date will reflect historical financial statements of South Uintah and supersede any prior financial statements of Hinto.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012, the Company recognized revenues of $21,439 in revenues from its operational activities. The Company did not recognize any revenues during the three months ended September 30, 2011.

During the three months ended September 30, 2012, we incurred total operational expenses of $149,420 compared to $150,721 during the three months ended September 30, 2011. The increase of $1,301 was a result of the $84,666 decrease in general and administrative expenses offset by the $83,365 increase in consulting expenses.

During the three months ended September 30, 2012, we recognized a net loss of $169,892 compared to a net loss of $166,016 during the three months ended September 30, 2011. The increase of $3,876 was a result of the $21,439 increase in revenues, offset by a $22,036 increase in cost of revenues and a $1,301 increase in operational expenses.

For the Nine Months Ended September 30, 2012 Compared to the Period of Inception (March 8, 2011) through September 30, 2011

During the period of inception (March 8, 2011) through September 30, 2011, the Company did not recognize any revenues from its operating activities.

During the nine months ended September 30, 2012, the Company recognized revenues of $31,803 in revenues from its operational activities and cost of revenues of $22,036. These revenues have all been earned during the six month period ended September 30, 2012. The Company expects to continue to recognize revenues from its operational activities, but does not expect that such revenues to be adequate to support its current operations.

During the nine months ended September 30, 2012, we incurred total operational expenses of $732,301 compared to $201,713 during the period of inception (March 8, 2011) through September 30, 2011. The increase of $530,588 was a result of an increase of $354,663 in general and administrative expense combined with a $175,925 increase in consulting expenses. We expect operational expenses to increase as we continue to pursue our operational plan.

During the nine months ended September 30, 2012, we recognized a net loss of $790,482 compared to $218,856 during the period of inception (March 8, 2011) through September 30, 2011. The increase of $571,626 was a result of the $530,588 increase in operational expenses and a $50,805, offset by a $31,803 increase in revenues.

LIQUIDITY
---------

At September 30, 2012, the Company had total current assets of $17,252, consisting of cash of $8,140, accounts receivable of $4,112 and deposits of $5,000. At September 30, 2012, the Company had total current liabilities of $550,777, consisting of, accounts payable of $45,897, accrued liabilities of $134,880 and notes payables of $370,000. At September 30, 2012, we have a working capital deficit of $533,525.

During the nine months ended September 30, 2012, we used cash of $443,361 in operations. During the nine months ended September 30, 2012, we recognized a net loss of $790,482, which was adjusted for the non-cash items of accrued interest of $30,898 and services of $203,834 paid in stock.

During the period of inception (March 8, 2011) through September 30, 2011, we used cash of $193,945 in operations. During the period of inception (March 8, 2011) through September 30, 2011, the Company recognized a net loss of $218,856, which was not adjusted for any non-cash items.

During the nine months ended September 30, 2012, we used $198,500 in our investing activities, solely in the development of our 22-1 well and $175,000 on the purchase of certain oil and gas properties and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah.

During the period of inception (March 8, 2011) through September 30, 2011, the Company used $603,000 in our investing activities, $300,000 to acquire a 70% interest in Hinto Energy, Inc., which we eventually merged with and $303,000 to purchase oil and gas leases.

During the nine months ended September 30, 2012, we received $337,500 from our financing activities compared to $900,200 during the period of inception (March 8, 2011) through September 30, 2011.

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

During May 2012, the Company in exchange for cash of $25,000 issued a convertible promissory note for $25,000. The note is convertible in shares of the Company's restricted common stock at $0.50 per share and a term of 12 months. In September 2012, the holder of the convertible promissory note converted the principal of $25,000 and the accrued interest of $364 for 50,724 shares of common stock.

During the nine months ended September 30, 2012, the Company issued 715,000 shares of its common stock to investors that purchased $357,500 of the securities at a price of $.50 per common share.

The Company also issued 11,375,000 of its restricted common shares to acquire South Uintah Gas Properties, Inc.

Short Term.

On a short-term basis, we do not generate any revenue or revenues insufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring expenses and liabilities. For short term needs we will be dependent on receipt, if any, of offering proceeds.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at September 30, 2012, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of September 30, 2012, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of July 1, 2012 through September 30, 2012, the Company has made the following unregistered issuances of its securities.


  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES          CONSIDERATION            CLASS OF PURCHASER
------------------ ------------------------ ---------------- ----------------------------- -----------------------
 September 2012         Common Shares           50,724        Conversion of Convertible      Business Associate
                                                                   Promissory Note
 September 2012         Common Shares           100,000                $50,000               Business Associate
 September 2012         Common Shares           23,250           Consulting Services         Business Associate



Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                                                        HINTO ENERGY, INC.
                                                         (Registrant)



Dated:   November 14, 2012             By: /s/ George Harris
                                             ----------------
                                               George Harris (Chief Executive
                                               Officer, Chief Financial Officer
                                               and Principal Accounting Officer)