Form 10-K
period 2012-12-31
HINTO ENERGY, INC
filed 2013-06-25
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2012

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


On June 19, 2013, the 11,444,909 shares of common stock were held by non-affiliates and had a value of $9,213,151 based on the average closing bid and ask.

There were 17,206,527 shares issued and outstanding of the registrant's Common Stock as of June 19, 2013.

                                                                                                     Page



                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         2
ITEM 1 A.               Risk Factors                                                                    12
ITEM 1 B.               Unresolved Staff Comments                                                       19
ITEM 2                  Properties                                                                      19
ITEM 3                  Legal Proceedings                                                               23
ITEM 4                  Mine and Safety Disclosure                                                      24

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters              25
                        and Issuer Purchases of Equity Securities
ITEM 6                  Selected Financial Data                                                         27
ITEM 7                  Management's Discussion and Analysis of Financial Condition and                 28
                        Results of Operations
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      33
ITEM 8                  Financial Statements and Supplementary Data                                     33
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and                 33
                        Financial Disclosure
ITEM 9 A.               Controls and Procedures                                                         34
ITEM 9B                 Other Information                                                               35

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         36
ITEM 11                 Executive Compensation                                                          38
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management
                        and Related Stockholder Matters                                                 44
ITEM 13                 Certain Relationships and Related Transactions, and Director                    45
                        Independence
ITEM 14                 Principal Accounting Fees and Services                                          48

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         49
SIGNATURES                                                                                              51


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

DESCRIPTION OF BUSINESS
-----------------------
Hinto Energy, Inc. ("We," "Us," "Our") was organized under the laws of the State of Wyoming on February 13, 1997, as Garner Investments, Inc. On August 18, 2012, we amended our Articles of Incorporation to change our name to Hinto Energy, Inc. and to authorize 25,000,000 shares of preferred stock. We were organized to engage in the acquisition, exploration, and if warranted, development of oil and gas prospects in the rocky mountain region.

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

COMPANY OVERVIEW
----------------
Share Acquisition and Exchange Agreement

On July 27, 2011, we entered into a Share Exchange and Acquisition Agreement with South Uintah and the South Uintah shareholders. On January 23, 2012, we entered into an Amended Share Exchange and Acquisition Agreement ("the Amended Share Exchange Agreement"). Pursuant to the Amended Share Exchange Agreement, we agreed to issue shares of our restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares are to be exchanged on a one for one basis. As a result, South Uintah became a wholly-owned subsidiary of the Company.

In addition to the exchange of common stock, we exchanged on a one for one basis the following outstanding equity documents with those of our own. The table below sets forth the equity that was exchanged.



          Type of Equity             South Uintah Balance             Issued By Hinto
----------------------------------- ------------------------ ---- -------------------------
Common Stock                              11,446,931 shares              11,446,931 shares
Warrants (1)                               6,700,000                      6,700,000
Promissory Note (2)                         $375,000                       $375,000


(1)      The warrants have exercise prices ranging from $0.50 to $3.00 per share and terms ranging from 2 to 5 years.
(2)      The promissory note has a provision to convert into shares of common stock at $0.20 per share.

At the time of the acquisition, George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah. Mr. David Keller, a director of Hinto, was also a shareholder of South Uintah.


The effective date of the acquisition was December 31, 2011, with Hinto being the legal acquirer. However, since Hinto is a public company, which had nominal activity, the acquisition was treated as a recapitalization of South Uintah. Though Hinto was the legal acquirer in the merger, South Uintah was the accounting acquirer since its shareholders gained control of Hinto. Therefore at the date of the merger the historical financial statements of South Uintah became those of Hinto. As a result, the historical financial statements of South Uintah supersede any prior financial statements of Hinto.

South Uintah

South Uintah was incorporated in the State of Colorado in March 2011 and is headquartered in Denver, Colorado. South Uintah has interests in oil and gas properties. South Uintah acquired interests in approximately 5,366 gross acres in the Central part of the Uintah Basin, at Natural Buttes, Utah from a farmout. The acreage is located in a prolific gas production area from multiple hydrocarbon reservoirs such as: Castlegate, Mancos, Dakota, Buck Tongue, Emery, Frontier and Prairie Canyon. The upper zones above 9,800 feet (approx) are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

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

Corporate Strategy

Our corporate strategy in developing our operations and evaluating potential acquisitions is as follows.

Pursue concurrent development of our core area of the Rocky Mountains.

         We plan to spend up to $10,000,000 on acquisition, drilling, re-completion, and development programs which were started in late 2011 and will continue in 2013. We plan to raise these funds in Private Placements of Common Stock, Preferred Stock and/or convertible debt. All drilling capital expenditures in 2012 were incurred in Utah and we expect that to continue throughout 2013. Many of our targeted prospects are in reservoirs that have demonstrated predictable geologic attributes and consistent reservoir characteristics, which typically lead to more repeatable drilling and re-completion results than those achieved through wildcats.

Achieve consistent reserve growth through repeatable development

         We intend to achieve consistent reserve growth over the next four years through a combination of acquisitions and drilling. In 2012, we focused our efforts achieving production increases as a result of our re-work and re-completion activities on our Natural Buttes project. In 2013, we intend to continue to focus on our acquisition, drilling, re-completion and development programs. We anticipate that the majority of future reserve and production growth will come through the acquisition of production, the execution of our drilling and re-completion program, and on development activities on prospects of which we are aware, which include proved and unproved locations. Our targets generally will consist of locations in fields that demonstrate low variance in well performance, which leads to predictable and repeatable field development.

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

OIL AND GAS PROJECTS

Our initial projects are centered on the Uintah Basin of Utah. The Uintah Basin has long been known to contain petroleum and natural gas and has established itself as a petroleum production hub in the United States. The Utah Division of Oil, Gas, and Mining have recently approved a significant density increase for the Altamont Bluebell Cedar Rim Oil Field, opening up expanded opportunities for development drilling. This recent increased density allotment, may allow extended access to some of the richest petroleum reserves in the United States, that until now have remained unavailable for drilling.

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

Natural Buttes
--------------
South Uintah, in July 2011, acquired deep rights interests via farmout in approximately 5,366 gross and 4,887 net acres within the Central part of the Uintah Basin, at Natural Buttes, a prolific gas production area from multiple hydrocarbon reservoirs such as: Castlegate, Mancos, Dakota, Buck Tongue, Emery, Frontier and Prairie Canyon. The agreement was subsequently amended on December 31, 2011. The purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock of South Uintah.

The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

In 2012, we began the re-work of Federal Conoco 22-1, a well which was drilled in 1972 to a depth of 20,053 feet. We believe that the well was shut in, primarily due to low gas prices at the time, mechanical production issues and a lack of proximity to a gas pipe line. We completed a lateral pipeline connection that is approximately 2,000 foot long to the Anadarko pipeline in late 2011, the early part of 2012..

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

Planned Re-working: Our review of the available data indicates that with the application of best available completion and stimulation practices, the well could contain commercial reserves in both the Frontier and Upper Mancos Formations. We plan to re-work the well and individually test these formations, when gas prices justify the expense.

Generally, adjacent to the farmout acreage that includes the Conoco Federal No. 22-1 Well is our adjacent acreage, which contains approximately 5,336 gross and 4,887 net acres. If we drill this acreage on 160 acre spacing - a maximum of 27 wells -- and if consistent and similar results are obtained, we believe there is potential for significant gas resources. No results can be guaranteed or assured, and the financing is not in place for a drilling program of this magnitude.

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

Total Field Development Costs are estimated to be $150 million to drill and complete up to 27 wells over a 7.5 year development period. None of this financing for drilling has been obtained and there is no assurance that such financing could be obtained.

Cisco Spring Field Properties

On May 9, 2012, the Company and Pacific Energy and Mining Company ("Pacific") entered into an Asset Purchase and Sale Agreement ("The Pacific Agreement."). On June 7, 2012, the Company closed the transaction. As part of the Pacific Agreement, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah. The Cisco Springs Field is known to produce from the channel sands in the Mancos, Dakota and Morrison formations, with natural gas production from the Mancos and Dakota formations.

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

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:

-    $175,000 cash; and

- a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30, 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock. In May 2013, the note was paid in full.

Indian Nations

In November 2011, the Company, Mr. Richard Gouin and Advanced Petroleum Lifting Systems, LLC entered into a Purchase and Sale Agreement ("Indian Nations
Purchase Agreement"), which provides for the Company to acquire a 5% working interest in certain wells in Pittsburgh County, Oklahoma, knows as the Indian Nations Wells, subject to the resolution of litigation.

The Indian Nations Purchase Agreement was amended in April 2012, to provide for the Company to assign the 5% working interests in Indian Nations Wells 2-30 and 3-30 to the Company's wholly-owned subsidiary, South Uintah in exchange for the issuance of 30,000 shares of the Company's restricted common stock and the continued payment of litigation expenses being incurred in connection with a legal dispute with the operator of the wells.

In February 24, 2010, the Samson Resources Company, the operator of the Indian Nations wells 2-30 and 3-30, filed suit against Advanced Petroluem Lifting Systems, LLC and Mr. Richard Gouin in the District Court in and for Tulsa County. The suit is asking for payment of fees owed to Samson Resources Company totaling $304,504.25, plus interest of $101.11 per day (since the filing of the case) in the District Court in and for Tulsa County. At the time of this filing, the litigation is in the stages of discovery.

The wells are located in Eastern Oklahoma in the Blanco South Field as part of the Wapanucka Reservoir. The area is part of the Atoka Formations formed during the Carboniferous Pennsylvanian Period. The formation consists primarily of sandstone, shale, and thin limestone. The wells primarily produce natural gas. At the time of this filing, the Company has not recognized any income from the working interest.

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

Number of Persons Employed.
--------------------------

As of December 31, 2012, Hinto had no full-time employees. George Harris, Gary Herick, David Keller, Kevin Blair and Max Sommer, officers and directors of Hinto, have Consulting and/or Corporate Advisor Agreements with our subsidiary South Uintah, which are on a month - to month basis. George Harris works up to 40 hours per week pursuant to his Consulting Agreement. The other Officers and Directors work on an as needed part-time basis up to 25 hours per week.

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

                       RISK FACTORS RELATED TO OUR COMPANY

Our business has an operating  history of only a year and a half and is unproven
--------------------------------------------------------------------------------
and therefore risky.
-------------------

We have only very recently begun operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and have a short history of operations.
-------------------------------------------------------------------------

We were formed on February 13, 1997 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. Prior to the year ended December 31, 2012, we had no revenues in the last five years. During the year ended December 31, 2012, we did recognize revenues of $29,908. We are not profitable and the business effort is considered to be in an early stages of operations. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We are not diversified and we will be dependent on only one business.
--------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We can give no assurance of success or profitability to our investors.
---------------------------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
------------------------------------------

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $750,000 in the next twelve months. Such funds are not currently committed.

We have issued a total of 7,500,000 shares of common stock underlying Warrants exercisable at exercise prices ranging from $0.25 to $3.00 per share, which if exercised; we would receive proceeds totaling $10,500,000 from the exercise of the Warrants. We cannot provide any assurances that such warrants will be exercised or when they will be exercised.

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

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
-----------------------------------------------

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

We have warrants  issued and outstanding  which are convertible  into our common
--------------------------------------------------------------------------------
stock. A conversion of such equity  instruments  could have a dilutive effect to
--------------------------------------------------------------------------------
existing shareholders.
----------------------

At December 31, 2012, we have warrants issued and outstanding exercisable into 7,500,000 shares of our common stock at ranges from $0.50 to $3.00 per share. The warrants are exercisable in whole or in part. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

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

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors, with the exception of George Harris, Chief Executive Officer and Chief Financial Officer, to our business will be up to 25 hours per week. Mr. Harris devotes up to 40 hours per week. (See "Executive Team") Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

Our  officers  and  directors  may have  conflicts  of interests as to corporate
--------------------------------------------------------------------------------
opportunities which we may not be able or allowed to participate in.
-------------------------------------------------------------------

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

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Wyoming Statute.
---------------

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

                           RISK FACTORS RELATING TO OUR BUSINESS

Our business,  the oil and gas business has numerous risks which could render us
--------------------------------------------------------------------------------
unsuccessful.
-------------

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the wells we have acquired or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable. (See "Business and Properties")

We have  substantial  competitors who have an advantage over us in resources and
--------------------------------------------------------------------------------
management.
----------

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

We will be subject to all of the market forces in the energy  business,  many of
--------------------------------------------------------------------------------
which could pose a significant risk to our operations.
-----------------------------------------------------

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

Our business is subject to significant weather interruptions.
------------------------------------------------------------

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We are subject to significant operating hazards and uninsured risk in the energy
--------------------------------------------------------------------------------
industry.
--------

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

We are  subject  to Federal  Income Tax laws and  changes  therein  which  could
--------------------------------------------------------------------------------
adversely impact us.
-------------------

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

We are subject to substantial government regulation in the energy industry which
--------------------------------------------------------------------------------
could adversely impact us.
-------------------------

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

                        RISK FACTORS RELATED TO OUR STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

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

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
----------------------------

There may be substantial dilution to our shareholders purchasing in this Offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

At December 31, 2012, we have warrants issued and outstanding exercisable into 7,500,000 shares of our common stock at ranges from $0.25 to $3.00 per share. We have registered 2,000,000 shares underlying our $0.50 Warrants in an effective registration statement. We do not intend to register the warrants held by our officers and directors. The warrants are exercisable in whole or in part. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.
----------------------------------------------------------------------------

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

Our common stock may be volatile,  which  substantially  increases the risk that
--------------------------------------------------------------------------------
you may not be able to sell your  shares at or above the price  that you may pay
--------------------------------------------------------------------------------
for the shares.
--------------

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

Any new potential  investors will suffer a disproportionate  risk and there will
--------------------------------------------------------------------------------
be immediate dilution of existing investor's investments.
--------------------------------------------------------

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

Our business is highly speculative and the investment is therefore risky.
------------------------------------------------------------------------

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
------------------

REAL ESTATE.
------------

None.

PATENTS AND PATENT APPLICATIONS.
-------------------------------

None.

OIL AND GAS PROPERTIES.
---------------------

Our oil and natural gas properties are located in the Uintah Basin of Grand County, Utah in two fields, the Natural Buttes Field and the Greater Cisco Springs Field.

The following is a description of our properties in the Uintah Basin.

Natural Buttes
---------------

The Company purchased a farmout of deep right interests in approximately 5,366 gross and 4,887 net acres in the central part of the Uintah Basin at Natural Buttes in Utah in July 2011, amended in December 2011. The purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock (2,000,000 shares.) The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

During the year ended December 31, 2012, the Company has subsequently expended an additional $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well.

Cisco Pacific
--------------

On May 9, 2012, the Company and Pacific Energy and Mining Company ("Pacific") entered into an Asset Purchase and Sale Agreement ("The Pacific Agreement"). On May 30, 2012, the Company closed the transaction. As part of the Pacific Agreement, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah.

The assets acquired include 4,783 gross acres in the Cisco Fields with an 80% Net Revenue Interest (NRI) and approximately 3,827 net acres. The property includes 27 wells that need to be re-worked, connected to a gas pipeline, or offset drilled.

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:
$175,000 cash; and a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30, 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock at $1.00 per share.

During the year ended December 31, 2012, the Company did not expend any development costs in connection with the re-working of these wells.

Title to Properties
--------------------


As is customary in the oil and natural gas industry, we generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

Summary of Oil and Natural Gas Reserves
---------------------------------------

The following disclosure does not include any reserves attributable to our interests in the Natural Buttes area.

Proved Reserves

    The following table sets forth our estimated net proved reserves as of December 31, 2012.

                                                        Reserves
                                             --------------------------------
                                                  Oil         Natural Gas
Estimated Proved Reserves Data:                 (MBbls)         (MMScf)
                                             -------------- -----------------
  Proved developed reserves                             24               -0-
  Proved undeveloped reserves                          243               147
                                             -------------- -----------------
  Total proved reserves                                267               147
                                             ============== =================

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See "-- Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process."

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2012 were 267 MBbls of oil and 147 MMScf of natural gas.

Qualifications   of  Technical  Persons  and  Internal  Controls  Over  Reserves
Estimation Process

Our reserve report was prepared by Tariq Ahmed, PE, an independent petroleum engineer ("Ahmed"). Ahmed estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers ("SPE Standards") and definitions and guidelines established by the SEC, 100% of the proved reserve information for our onshore properties as of December 31, 2012.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We have an internal staff of geoscience professionals who work closely with our independent petroleum engineer to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. Our technical team consults regularly with Mr. Ahmed. We review with them our properties and discuss methods and assumptions used in their preparation of our fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of each of the Ahmed reserve report is reviewed with representatives of Ahmed and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the Ahmed reserve report and any internally estimated significant changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's collection of all required geologic, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See "Note 13 -- Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)" to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, Garb and Lee Engineering employ technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

Summary of Oil and Natural Gas Properties and Projects
------------------------------------------------------

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the year ended December 31, 2012, the Company did not have any activities that resulted in production or sales during the year ended December 31, 2011. During the year ended December 31, 2012, the Company did not have any production of or sales of natural gas.



Revenue
   Oil sales                                               $ 29,208
Net production sold
   Oil (Bbl)                                                    468
Average sales prices
  Oil ($/Bbl)                                                $62.41
Costs and expenses (per Bbl)
  Lease operating expenses                                        -
  Transportation and marketing expenses                           -

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2012:


                                 Developed Acres                   Undeveloped Acres
                        ---------------------------------- ----------------------------------
                           Gross (1)          Net(2)            Gross              Net
                        ----------------- ---------------- ----------------- ----------------
Natural Buttes                 80               64              5,575             5,079
Cisco Pacific                 270               216             4,783             3,827
                        ----------------- ---------------- ----------------- ----------------
Total                         350               280             10,358            8,906
                        ================= ================ ================= ================

(1)      "Gross" means the total number of acres in which we have a working interest.
(2)      "Net" means the sum of the fractional working interests that we own in gross acres.


Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of December 31, 2012:



                                    Oil Wells                      Natural Gas Wells
                        ---------------------------------- ----------------------------------
                           Gross (1)          Net(2)           Gross(1)          Net(2)
                        ----------------- ---------------- ----------------- ----------------
Natural Buttes                 -                 -                1               0.08
Cisco Pacific(3)               27               21                -                 -
                        ----------------- ---------------- ----------------- ----------------
Total                          27               21                1               0.08
                        ================= ================ ================= ================

(1)      "Gross" means the total number of wells in which we have a working interest.
(2)      "Net" means the sum of the fractional working interest that we own in gross wells.
(3)      The Company has not become done  minimal  rework on the 27 wells and as it begins a more  intensive  rework  effort,  such work it may discover that some of these well may need to be plugged or abandoned.

Drilling Activity

The Company's operational activities are focused on re-work of existing wells for production purposes.

During the year ended December 31, 2012, the Company has subsequently expended an additional $213,555 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well in the Natural Buttes field. The 22-1 Well is currently holding approximately 3,000 PSI in a 9" casing.

At December 31, 2012, the Company had no wells being drilled and re-work was only in process on the well discussed above.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In March 2012, a note holder of South Uintah, Bridge Industries, LLC ("Bridge") filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit, Seminole County, Florida, alleging in general breach of contract and seeking return of all monies lent to South Uintah of $400,000, the value of 1,000,000 shares of the Company's common stock and other equity appreciation, and compensation for services and costs.

In June 2011, Bridge entered into a subscription agreement with South Uintah, the now wholly-owned subsidiary of the Company. The Subscription Agreement provided for the purchase of a Secured Convertible Promissory Note in the amount of $500,000, 1,000,000 shares of South Uintah's restricted common stock and warrants exercisable for 1,000,000 shares of South Uintah's common stock.

On December 18, 2012, the Company entered into a Settlement Agreement with Bridge that provided for the dismissal of the lawsuit and terms of final payment of the outstanding amounts owed to Bridge. Pursuant to the Settlement Agreement, the Company has agreed to the following:

1. A $100,000 cash payment to Bridge in two traunches of $50,000 to be paid on or before March 31, 2013 and June 30, 2013.

2. The issuance of 1,400,000 shares of the Company's common stock, which are to be registered in a Registration Statement on Form S-1.

3. The issuance of warrants exercisable for a total of 800,000 shares of the Company's common stock. The warrants have a term of 5 years from December 18, 2012 and have a callable provision.

Other than the above listed matter, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.


ITEM 4.  MINING AND SAFETY DISCLOSURE.
-------------------------------------

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

                                                   HIGH                   LOW
                                                   ----                   ---
Quarter Ended:
December 31, 2012                                  $1.60                 $0.30
September 30, 2012                                 $1.01                 $0.65
June 30, 2012                                      $1.50                 $0.65
March 31, 2012                                     $1.75                 $0.75

Quarter Ended:
December 31, 2011                                 $ 1.75                $ 1.50
September 30, 2011                                 $ --                  $ --
June 30, 2011                                      $ --                  $ --
March 31, 2011                                     $ --                  $ --

Holders

There are approximately 137 holders of record of Hinto's common stock as of December 31, 2012.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2012 and 2011, the Company made the following sales of its unregistered shares.



  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES           CONSIDERATION           CLASS OF PURCHASER
------------------ ------------------------ ---------------- ------------------------------ ----------------------
    10/1/2011           Common Shares           420,000                $210,000                   Business
     through                                                                                     Associates
   12/31/2011
     1/23/12            Common Shares         11,446,931        Shares of South Uintah         Shareholders of
                                                                Pursuant to the Amended       South Uintah Gas
                                                                  Share Exchange and             Properties
                                                                 Acquisition Agreement

     1/23/12              Warrants             2,000,000       Warrants of South Uintah        Warrant holders
                                                                Pursuant to the Amended       South Uintah Gas
                                                                  Share Exchange and             Properties
                                                                 Acquisition Agreement

     1/23/12              Warrants             4,700,000       Warrants of South Uintah        Warrant holders
                                                                Pursuant to the Amended       South Uintah Gas
                                                                  Share Exchange and             Properties
                                                                 Acquisition Agreement         (Directors and
                                                                                                  Officers)

     2/29/12            Common Shares           69,000                 Services                   Business
                                                                                                  Associate
     3/31/12            Common Shares           410,000                $205,000                   Business
                                                                                                  Associate
  April 2012 -          Common Shares           55,000                 Services                   Business
    May 2012                                                                                      Associate

    May 2012            Common Shares           205,000                $102,500                   Business
                                                                                                  Associate
    June 2012           Common Shares           191,618          Outstanding Invoices             Business
                                                                                             Associate/Affiliate
    May 2012            Common Shares           25,000                 Interest                   Business
                                                                                                  Associate
    May 2012             Convertible               -                    $25,000                   Business
                       Promissory Note                                                            Associate
    Sept 2012           Common Shares           50,724         Conversion of Convertible          Business
                                                                    Promissory Note               Associate
    Sep t2012           Common Shares           100,000                 $50,000                   Business
                                                                                                  Associate
    Sept 2012           Common Shares           23,250            Consulting Services             Business
                                                                                                  Associate
    Dec 2012            Common Shares           200,000                $100,000                   Business
                                                                                                  Associate
    Dec 2012            Common Shares           10,000            Consulting Services             Business




                                                                                                  Associate
    Dec 2012            Common Shares           50,000                 Interest                   Business
                                                                                                  Associate
    Dec 2012            Common Shares          1,400,000         Litigation Settlement            Business
                                                                                                  Associate
    Dec 2012              Warrants              800,000          Litigation Settlement            Business
                                                                                                  Associate
    Dec 2012            Subscription            500,000                $250,000                   Business
                          Agreement                                                               Associate

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were either primarily existing shareholders, sophisticated shareholders of the acquire, South Uintah, consultants or sophisticated investors known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

Hinto did not repurchase any shares of its common stock during the years ended December 31, 2012 and 2011.

On July 11, 2011, prior to entering into the Share Exchange Agreement, South Uintah had purchased 3,000,000 common shares of the Company from its then majority shareholder Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. Prior to closing of the acquisition of South Uintah, South Uintah transferred 300,000 shares to an unrelated third party as partial consideration for the acquisition of the gas prospect in Utah. As part of the Share Exchange Agreement, South Uintah returned the remaining 2,700,000 shares of common stock to the Company. We retired such shares to treasury, after the closing of the with the transaction

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had no operations prior to 2011 and we did not have any revenues during the fiscal year ended December 31, 2011. We did not recognize any income in the years ended December 31, 2011 and 2010. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.


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

During the year ended December 31, 2012, we made progress on our business plan by completing the hookup of our 22-1 gas well in the Uintah Basin of Utah to a pipeline and generating initial revenues from the sale of oil and gas. During 2013 our plan of operations includes the continuation of rework operations on our existing properties and development of any new oil and gas prospects.

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

Since Hinto is a public company, which had nominal activity, the acquisition has been treated as a recapitalization of South Uintah. Though Hinto was the legal acquirer in the merger, South Uintah was the accounting acquirer since its shareholders gained control of Hinto. Therefore at the date of the merger the historical financial statements of South Uintah became those of Hinto. As a result, for the financial statements as of December 31, 2012, will reflect historical financial statements of South Uintah and supersede any prior financial statements of Hinto.

RESULTS OF OPERATIONS
--------------------

For the Year Ended December 31, 2012 Compared to the Period of Inception (March 8, 2011) through December 31, 2011

During the period of inception (March 8, 2011) through December 31, 2011, the Company did not recognize any revenues from its operating activities.

During the year ended December 31, 2012, the Company recognized revenues of $29,208 in revenues from its operational activities and cost of revenue $174,479, including $107,982 in direct costs of revenue, $24,283 in depreciation and depletion and $72,122 in asset recovery obligation expense. The Company expects to continue to recognize revenues from its operational activities, but does not expect that such revenues to be adequate to support its current operations in the near term.

During the year ended December 31, 2012, we incurred total operational expenses of $810,836 compared to $793,720 during the period of inception (March 8, 2011) through December 31, 2011. The increase of $17,116 was a result of an increase of $200,909 in general and administrative expense combined with a $155,402 increase in consulting expenses offset by the decrease in the one-time write off of $339,195 in goodwill in 2011. We expect operational expenses to increase as we continue to pursue our operational plan.

During the year ended December 31, 2012, we recognized a net loss of $1,776,527 compared to $827,295 during the period of inception (March 8, 2011) through December 31, 2011. The increase of $949,232 was a result of the $17,173 increase in operational expenses, an increase of $174,479 in costs of revenue and a litigation settlement expense of $704,247, offset by a $29,208 increase in revenues.

LIQUIDITY
----------

At December 31, 2012, the Company had total current assets of $53,235, consisting of $57,709 in cash and $(4,474) in deposits. At December 31, 2012, the Company had total current liabilities of $762,155, consisting of accounts payable of $28,888, accrued liabilities of $78,268, a stock subscription payable of $250,000 and notes payable of $405,000. At December 31, 2012, the Company had working capital deficit of $1,281,042.

During the year ended December 31, 2012, the Company used $535,651 in its operations. During the year ended December 31, 2012, we recognized a net loss of $1,776,527, which was reconciled for the non-cash items consisting of a $37,418 in accrued interest converted to common stock, $174,435 in stock issued for services, $7, $24,283 in depreciation and depletion and $72,122 in asset recovery expense.

During the period of Inception (March 8, 2011) through December 31, 2011, the Company used $409,599 in its operations. During the period of Inception (March 8, 2011) through December 31, 2011, we recognized a net loss of $827,295, which was reconciled for the non-cash items consisting of a $550 in common stock issued for services and a write down of $339,195 in goodwill.

During the year ended December 31, 2012, we used $405,050 in our investing activities, $213,550 solely in the development of our 22-1 well, $175,000 on the purchase of certain oil and gas properties and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah, and $16,500 in the purchase of machinery.

During the period of inception (March 8, 2011) through December 31, 2011, the Company used $603,000 in our investing activities, $300,000 to acquire a 70% interest in Hinto Energy, Inc., which we eventually merged with and $303,000 to purchase oil and gas leases.

During the year ended December 31, 2012, we received $287,500 from our financing activities compared to $1,500,100 during the period of inception (March 8, 2011) through December 31, 2011.

During May 2012, the Company in exchange for cash of $25,000 issued a convertible promissory note for $25,000. The note is convertible in shares of the Company's restricted common stock at $0.50 per share and a term of 12 months. In September 2012, the holder of the convertible promissory note converted the principal of $25,000 and the accrued interest of $364 for 50,724 shares of common stock.

During the year ended December 31, 2012, the Company issued 915,000 shares of its common stock to investors that purchased $457,500 of securities at a price of $.50 per common share and 348,868 shares for services valued at $243,435.

During the year ended December 31, 2012, the Company issued 191,618 shares of its common stock as a payment for outstanding accounts payable of $95,809 owed for legal services to an affiliate of the Company.

During the year ended December 31, 2012, the Company issued 75,000 shares of its common stock as interest of $12,500.

The Company also issued 11,375,000 of its restricted common shares to acquire South Uintah Gas Properties, Inc. in January 2012.

In June 2011, Bridge entered into a subscription agreement with South Uintah, the now wholly-owned subsidiary of the Company. The Subscription Agreement provided for the purchase of a Secured Convertible Promissory Note in the amount of $500,000, 1,000,000 shares of South Uintah's restricted common stock and warrants exercisable for 1,000,000 shares of South Uintah's common stock.

In March 2012 a note holder of South Uintah, Bridge filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit, Seminole County, Florida, alleging in general breach of contract and seeking return of all monies lent to South Uintah of $400,000, the value of 1,000,000 shares of the Company's common stock and other equity appreciation, and compensation for services and costs.

On December 18, 2012, the Company entered into a Settlement Agreement with Bridge that provided for the dismissal of the lawsuit and terms of final payment of the outstanding amounts owed to Bridge. Pursuant to the Settlement Agreement, the Company has agreed to the following:

1. A $100,000 cash payment to Bridge in two traunches of $50,000 to be paid on or before March 31, 2013 and June 30, 2013.

2. The issuance of 1,400,000 shares of the Company's common stock, which are to be registered in a Registration Statement on Form S-1.

3. The issuance of warrants exercisable for a total of 800,000 shares of the Company's common stock. The warrants have a term of 5 years from December 18, 2012 and have a callable provision.

As a result of the settlement, the Company has recognized a one-time litigation settlement expense of $704,247 in connection with the settlement of the litigation. The 1,400,000 shares of common stock were assigned a value of $700,000 and the warrants were determined to have a value of $134,800.

Short Term.

On a short-term basis, we have not generated any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Hinto Energy, Inc. for the year ended December 31, 2012 and for the period of March 8, 2011 (inception) through December 31, 2011, appear as pages 51 through 72, at the end of the document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Ronald Chadwick, PC, formerly the independent registered public accountant for Hinto Energy, Inc. ("the Company") was dismissed as the Company's independent registered public accountant on April 15, 2013. On April 15, 2013, the Board of Directors of the Company approved the engagement of new auditors, Borgers & Cutler, CPA, PC, of Colorado to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

Borgers & Cutler, CPA, PC resigned on June 3, 2013, as reported in the Company's Current Report on Form 8-K filed on June 4, 2013.

The Company's Board of Directors appointed BF Borgers, CPA PC as the Company's independent registered public accountant on June 5, 2013.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

The audits for the fiscal years ended December 31, 2011 and 2010 and the cumulative period of January 1, 2012 through September 30, 2012, were handled by Ronald Chadwick, PC. and through the date of termination, April 15, 2013, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by Ronald Chadwick, PC for the fiscal years ended December 31, 2010 and 2011, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern.

Prior to engaging BF Borgers, CPA, PC, the Company had not consulted BF Borgers, CPA, PC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with BF Borgers, CPA, regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2012 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, as discussed further below.
Hinto's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

We have concluded that our internal controls over financial reporting were ineffective as of December 31, 2012, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Hinto Energy, Inc. directors or executive officers, including their ages as of December 31, 2012.


         Name              Age                                Position                                 Term
------------------------ -------- ----------------------------------------------------------------- -----------
George Harris              63     Chief Executive Officer, Chief Financial Officer                  Annual
                                  and Director
Gary Herick                47     Vice President of Finance, Secretary and Director                 Annual
J. David Keller            58     Vice President of Exploration and Development and
                                  Director                                                          Annual
Max Sommer                 81     Director                                                          Annual
Kevin Blair                41     Director                                                          Annual


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

Biographical Information
-------------------------

GEORGE HARRIS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER & DIRECTOR.

Mr. Harris was appointed the Chief Executive Officer of the Company on June 29, 2012. Mr. Harris also serves as the Chief Financial Officer of South Uintah Gas Properties, Inc. From January 2008 to April 2009, Mr. Harris served as the President and Chief Financial Officer for China Wi-Max Communications, Inc. Mr. Harris served as a Senior Vice President at Falkenberg Capital Corporation, a boutique investment bank to the telecommunications community from March 2006 to January 2008. Mr. Harris' experience includes active roles in several technology startups and in his role at Falkenberg, he worked closely with companies that deliver telecommunications and data services utilizing wired and wireless technologies. Mr. Harris is also the President of Harris Products, Inc. and Integrated Components, Inc., where he developed and managed component manufacturing facilities based in the United States and Southern China. Mr. Harris was formerly the Chief Financial Officer at Farm Credit Banks of St. Louis, Missouri and managed a large financial organization with Lucent Technologies.

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

He attended the University of Florida from 1981-1985 and holds a Bachelor of Science in marketing.

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

KEVIN BLAIR, DIRECTOR.

Mr. Blair has been the Principal and Attorney for General Capital Partners, LLC of Denver, Colorado, since January 2010. There he has complete business development responsibilities including strategic planning, negotiation of agreements, acquisition of properties, supervision of subcontractors, supervision of personnel, and financial reporting. He was a Private Equity Broker at Capwest Securities, Inc. (Denver, Colorado, from January 2007 to
2010), a federally licensed broker dealer specializing in syndications of private debt and equity securities marketed exclusively to high net worth clients for the purpose of acquiring real estate and energy properties. He is an Attorney and Mergers & Acquisitions Intermediary at Merchant Banking Associates, LLC (Denver, Colorado, from January 2000 to December 2006).

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

Conflicts of Interest - General.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of the Company's business is engaged in business activities outside of its business, the amount of time they devote to our business will be up to approximately 25 hours per week. Mr. Harris, the Company's Chief Executive Officer and Chief Financial Officer, devotes up to 40 hours per week to the Company's business.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2012, 2011 and 2010. The table sets forth this information for Hinto Energy, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

The compensation paid to Mr. Harris, Herick and Keller was paid by South Uintah, the Company's majority shareholder, at the time.




                      SUMMARY EXECUTIVES COMPENSATION TABLE


                                                                   Non-equity Non-qualified
                                                                   incentive  deferred    All
                                                  Stock    Option  plan      compensation other
                                Salary    Bonus   awards   awards  compen-    earnings   compensation Total
                                                                   sation
   Name & Position      Year     ($)       ($)      ($)     ($)       ($)        ($)         ($)       ($)
----------------------- ------ --------- -------- -------- ------- ---------- ----------- ---------- ---------
George Harris, CEO      2012   127,000      0        0       0         0          0           0      127,000
& CFO (1)               2011    60,000      0       $55      0         0          0           0       60,055

Gary Herick, VP of      2012   140,000      0        0       0         0          0           0      140,000
Finance & Secretary     2011    85,000      0      $200      0         0          0           0       85,200
(2)

J. David Keller, VP     2012    77,613      0        0       0         0          0           0       77,613
Exploration &           2011    55,000      0       $52      0         0          0           0       55,052
Development (3)

Roy C. Smith,           2011      0         0        0       0         0          0           0         0
President (4)           2010      0         0        0       0         0          0           0         0


(1) Mr. Harris was appointed the Chief Financial Officer on August 18, 2011 and the Chief Executive Officer on June 29, 2012. He serves in the same capacity for South Uintah. Mr. Harris salary was paid pursuant to a consulting agreement with and by South Uintah. During the year ended December 31, 2011, Mr. Harris was issued 550,000 shares of the common stock of South Uintah, prior to the merger for his services as an officer and director of South Uintah. The shares had a value of $55, or $0.0001 (par value) as part of the merger, the shares were exchanged for an equal number of shares of Hinto's common stock. Mr. Harris was also issued warrants to purchase 550,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants are subject to vesting terms and have a term of 3 years. Warrants for 350,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share.
(2) Mr. Herick was appointed the Vice President of Finance and the Secretary of the Company on August 2011. He serves in the same capacity for South Uintah. Mr. Herick salary was paid pursuant to a consulting agreement with and by South Uintah. During the year ended December 31, 2011, Mr. Herick was issued 2,000,000 shares of common stock of South Uintah, prior to the merger for his services and as founder of South Uintah. The shares had a value of $200, or $0.0001 (par value) as part of the merger, the shares were exchanged for an equal number of shares of Hinto. During the year ended December 31, 2011, Arrowhead Consulting, LLC, which Mr. Herick has control of, was issued a warrant to purchase an additional 1,000,000 shares of common stock, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrant is subject to vesting terms and has a term of 3 years. The Warrant has an exercise price of $2.00 per share.
(3) Mr. J. David Keller was appointed the Vice President of Exploration and Development on August 18, 2011. Mr. Keller holds the same position with South Uintah. During the year ended December 31, 2011, Mr. Keller was issued 525,000 shares of the common stock of South Uintah, prior to the merger for his services as an officer and director of South Uintah. The shares had a value of $52.50, or $0.0001 (par value) as part of the merger, the shares were exchanged for an equal number of shares of Hinto's common stock. During the year ended December 31, 2011, Mr. Keller was also issued warrants to purchase 525,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants are subject to vesting terms and have a term of 3 years. Warrants for 325,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share.
(4)      Mr. Smith resigned as an officer of the Company on August 18, 2011.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Financial and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2012 (the "Named Executive Officers"):



                                        Option Awards                                       Stock awards
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------


                                                                                                             Equity
                                                                                                             incentive
                                                                                                  Equity     plan
                                                                                                  incentive  awards:
                                                                                        Market    plan       Market
                                                                               Number   value     awards:    or
                                               Equity                          of       of        Number     payout
                                             incentive                         shares   shares    of         value of
                                                plan                           or       of        unearned   unearned
                                              awards:                          units    units     shares,    shares,
                  Number of                  Number of                         of       of        units or   units or
                 securities    Number of     securities                        stock    stock     other      others
                 underlying    securities    underlying                        that     that      rights     rights
                 unexercised   underlying   unexercised   Option               have     have      that       that
                   options    unexercised     unearned    exercise  Option     not      not       have not   have not
                     (#)      options (#)     options      price    expiration vested    vested   vested      vested
     Name        exercisable  unexercisable     (#)         ($)       date       (#)      ($)        (#)        ($)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------

---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
George                0            0             0           0          0         0        0          0          0
Harris (1)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------

---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
Gary Herick,          0            0             0           0          0      666,667  200,000       0          0
VP of
Finance (2)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------

---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
J. David              0            0             0           0          0         0        0          0          0
Keller, VP of
Exploration
&
Develop. (3)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------

(1) During the year ended December 31, 2011, Mr. Harris was issued warrants to purchase 550,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants have a term of 3 years. Warrants for 350,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share. At December 31, 2012, all of the shares underlying the warrants have vested.
(2) During the year ended December 31, 2011, Arrowhead Consulting, LLC, which Mr. Herick has control of, was issued a warrant to purchase an additional 1,000,000 shares of common stock, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrant is subject to vesting terms and has a term of 3 years. The Warrant has an exercise price of $2.00 per share. During the year ended December 31, 2012, 333,333 shares under the warrant were vested. The market value of the shares underlying the warrant is based upon a closing market price of $0.30 per share.
(3) During the year ended December 31, 2011, Mr. Keller was issued warrants to purchase 525,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants have a term of 3 years. Warrants for 325,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share. During the year ended December 31, 2012, the warrants vested in full.
                                       40

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

In August, 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the years ended December 31, 2012 and 2011, no options were issued under the 2011 Plan.

Consulting Agreements with Officers and Directors of South Uintah

Messrs. George Harris, Gary Herick, Kevin Blair, J. David Keller and Max So. mmer have entered into Consulting Agreements with South Uintah for their services. They do not have any such Agreements with Hinto.

Mr. Harris has entered into a Consulting Agreement on June 1, 2011 with South Uintah to provide services to South Uintah as a director and Chief Financial Officer. The Consulting Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Consulting Agreement provides for Mr. Harris to receive a minimum $5,000 per month beginning April 15, 2011 to perform such services. In July 2011, the amount was increased to $10,000 per month and in May 2013 it was increased to $15,000 per month. In addition, Mr. Harris was issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Mr. Herick has entered into a Consulting Agreement on April 15, 2011 with South Uintah to provide services to South Uintah as a director and secretary. The Consulting Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Consulting Agreement provides for Mr. Herick to receive $10,000 per month beginning July 1, 2011 to perform such services. In addition, Mr. Herick was issued a warrant exercisable for 1,000,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Mr. Kevin Blair has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 100,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Mr. J. David Keller has entered into a Corporate Advisor/Consulting Agreement on August 4, 2011 with South Uintah to provide services as a director and the Vice President Exploration and Development to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for a cash retainer of $5,000 for the month of July 2011 and then $10,000 for each month thereafter. The Agreement provides for Mr. Keller to be issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. Mr. Keller became an employee of South Uintah on December 16, 2011, with a monthly base salary of $10,000.

Mr. Max Sommer has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 200,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. In July 2012, Mr. Sommer started to receive $5,000 per month for his services. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2012:



                             DIRECTORS' COMPENSATION

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------


                Fees                                Non-equity    Non-qualified
                earned or                           incentive        deferred
                paid in     Stock      Option          plan        compensation      All other
                   cash     awards     awards      compensation      earnings      compensation      Total
     Name          ($)         ($)        ($)          ($)             ($)              ($)           ($)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
George           $127,000     $ -0-      $ -0-        $ -0-           $ -0-            $-0-        $127,000
Harris (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Gary             $140,000     $ -0-      $ -0-        $ -0-           $ -0-            $ -0-       $140,000
Herick (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
J. David         $77,613      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $77,613
Keller (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Kevin             $2,000      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $2,032
Blair (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Max              $27,500      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $27,500
Sommer(1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

(1) Mr. Harris, Herick, and Keller's compensation discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table.

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

                      EQUITY COMPENSATION PLAN INFORMATION

In August 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the years ended December 31, 2012 and 2011, no options were issued under the 2011 Plan. Any options issued under the 2011 Plan are done at the determination of and the approval of the Board of Directors.

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

The information below is based on the number of shares of Hinto`s common stock that we believe was beneficially owned by each person or entity as of December 31, 2012.


                                                  Amount and      Amount and
                                                  Nature of        Nature of      Total Number     Percent of
                                                  Beneficial      Beneficial       of Shares      Common Stock
                                                    Owner        Owner Vested     Beneficially     Issued and
    Name and Address of Beneficial Owner *      Common Stock*      Warrants           Held       Outstanding (1)
----------------------------------------------- --------------- ---------------- --------------- ----------------
George Harris, Chief Executive Officer,            550,000          550,000        1,100,000          3.38%
Chief Financial Officer and Director (3)

Gary Herick, VP of Finance,                       1,500,000         333,333        1,833,333          9.23%
Secretary & Director (4)

J. David Keller, VP of Exploration &               525,000          525,000        1,050,000          3.23%
Development & Director (5)

Kevin Blair, Director (6)                          325,000          325,000         650,000           2.00%

Max Sommer, Director (7)                           200,000          200,000         400,000           1.23%

Craig Phillips (8)                                 900,000          333,333        1,233,333          5.54%

Michael A. Littman (9)                            1,761,618         333,333        2,094,951         10.84%

----------------------------------------------- --------------- ---------------- --------------- ----------------
All Directors and Executive Officers as           3,100,000        1,933,333       5,033,333         19.09%
a Group (5 persons)
                                                --------------- ---------------- --------------- ----------------

         *The Address for the above individuals and entities is c/o 7609 Ralston Road, Arvada, Colorado 80002.

(1)      Based upon 16,236,527 shares of issued and outstanding common stock.
(2) Mr. Harris holds 550,000 shares of common stock and warrants to purchase an additional 550,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 350,000 shares have an exercise price of $1.00 per share and the remaining 200,000 shares have an exercise price of $3.00 per share.
(3) Mr. Herick has direct ownership of 250,000 shares and indirect ownership of 1,390,000 shares of common stock. Arrowhead Consulting, LLC, which Mr. Herick has voting control of holds 660,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting. Mr. Herick has beneficial ownership of 590,000 shares of common stock through his wife's ownership of Whitemoon Energy, LLC which holds the shares.
(4) Mr. Keller holds 525,000 shares of common stock and warrants to purchase an additional 525,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 325,000 shares have an exercise price $1.00 per share and the remaining 200,000 shares have a $3.00 per share.
(5) Mr. Blair holds 325,000 shares of common stock and warrants to purchase an additional 325,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 225,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
(6) Mr. Sommer holds 200,000 shares of common stock and warrants to purchase an additional 200,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 100,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
(7) Mr. Phillips owns 1,000,000 shares of common stock and warrant to purchase an additional 1,000,000 shares of common stock.
         The warrant is subject to vesting terms.
(8) Mr. Littman holds 361,618 shares of common stock directly and 500,000 shares of common stock indirectly through his wife. Mr. Littman holds a warrant exercisable for 1,000,000 shares of common stock. The warrant is subject to vesting terms. Mr. Littman has the ability to vote the 900,000 shares held by the M.A. Littman Pension Plan.

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

At the time of the acquisition, Mr. George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah. Mr. David Keller, a director of Hinto was also a shareholder of South Uintah. As such, they were issued shares of the Company's common stock under the Amended Share Exchange Agreement.

Consulting Agreements with Officers and Directors
--------------------------------------------------

Messrs. George Harris, Gary Herick, Kevin Blair, David Keller and Max Sommer have entered into Consulting Agreements with South Uintah for their services.

Mr. Herick has entered into a Consulting Agreement on April 15, 2011 with South Uintah to provide services to South Uintah as a director and secretary. The Consulting Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Consulting Agreement provides for Mr. Herick to receive $10,000 per month beginning April 15, 2011 to perform such services. In addition, Mr. Herick was issued a warrant exercisable for 1,000,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. . During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Mr. Harris has entered into a Consulting Agreement on June 1, 2011 with South Uintah to provide services to South Uintah as a director and Chief Financial Officer. The Consulting Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Consulting Agreement provides for Mr. Harris to receive a minimum $5,000 per month beginning July 1, 2011 to perform such services. In July 2011, the amount was increased to $10,000 per month and in May 2013 it was increased to $15,000 per month. In addition, Mr. Harris was issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. . During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Mr. Kevin Blair has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 100,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Mr. J. David Keller has entered into a Corporate Advisor/Consulting Agreement on August 4, 2011 with South Uintah to provide services as a director and the Vice President Exploration and Development to South Uintah. The Agreement has a term of 1 year unless terminated with a30 days notice by either party. The Agreement provides for a cash retainer of $5,000 for the month of July 2011 and then $10,000 for each month thereafter. The Agreement provides for Mr. Keller to be issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. Mr. Keller became an employee of the Company on December 16, 2011 with a monthly base salary of $10,000.

Mr. Max Sommer has entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 200,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. In July 2012, Mr. Sommer started to receive $5,000 per month for his services. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement has not been terminated and rather runs on a month to month basis.

Equity Issuances to Officers and Directors
------------------------------------------

Mr. George Harris, Gary Herick, Max Sommer and Kevin Blair, officers and directors of Hinto, were and are officers, directors and shareholders of South Uintah, as such they were issued common shares of South Uintah and warrants exercisable into common shares of South Uintah. Mr. David Keller, a director of Hinto was issued shares of South Uintah in connection with services offered to South Uintah. As a result, they were issued shares of Hinto pursuant to the Amended Share Exchange Agreement, after the January 23, 2012 merger of South Uintah and Hinto.

The tables below show the number of common shares and/or warrants issued by the companies to these individuals.


                                                                   COMMON STOCK

                                      ----------------------------------- -----------------------------------
                                        Number of South Uintah Shares         Number of Shares of Hinto
                                                    Issued                              Issued
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


                                                                     WARRANTS

                                      ----------------------------------- -----------------------------------
                                       Number of South Uintah Warrants       Number of Warrants of Hinto
                                                    Issued                              Issued
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

Other
-----

During the year ended December 31, 2012, Mr. Littman, an affiliate of the Company was issued 191,618 shares of the Company's restricted common stock in settlement of outstanding legal fees of $95,617. Mr. Littman has an Engagement Agreement with South Uintah to provide legal services. The Agreement was entered into on May 1, 2011 and has a term of 1 year unless terminated prior to that date. The Engagement Agreement provides for Mr. Littman to receive a monthly retainer of $10,000 and the issuance of a warrant exercisable for 1,000,000 shares. The warrant was issued in December 31, 2011. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting. The Agreement continues on a month to month basis.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald R. Chadwick, PC ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2012 and 2011.



                                                                 Year Ended December 31,
                                                          2012                              2011
                                              -----------------------------      ----------------------------
Audit Fees                                              $14,960                            $1,500

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                              $14,960                            $1,500


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


         --------------- -------------------------------------------------------------------- -----------------
         Number          Description

         3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
         3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
         3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
         3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
         3.5             Amendment to Articles of Incorporation of South Uintah Gas                     (8)
                         Properties, Inc.
         3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
         4.1             Form of Vesting Warrants                                                       (8)
         4.2             Form of $0.50 Warrants                                                         (8)
         10.1            Farmout Agreement                                                              (2)
         10.2            Extension to Farmout Agreement                                                 (2)
         10.3            Extension to Farmout Agreement - 2009                                          (3)
         10.4            Extension to Farmout Agreement - 2010                                          (4)
         10.5            Share Purchase Agreement                                                       (5)
         10.6            Share Acquisition and Exchange Agreement                                       (6)
         10.7            Amended Share Exchange and Acquisition Agreement, dated                        (8)
                         January 23, 2012
         10.8            Asset Purchase & Sales Agreement, dated May 9, 2012                            (9)

         31.1            Certification  of  Chief  Financial  Officer  &  Principal  Executive     Filed Herewith
                         Officer pursuant to Section 302 of the Sarbanes-Oxley Act
         32.2            Certification  of  Chief  Financial  Officer  &  Principal  Executive     Filed Herewith
                         Officer pursuant to Section 906 of the Sarbanes-Oxley Act
         101.INS         XBRL Instance Document                                                  Filed Herewith(10)
         101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith(10)
         101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith(10)
         101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith(10)
         101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith(10)
         101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith(10)
         --------------- ---------------------------------------------------------------------- ---------------------


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

(9)Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated June 1, 2012.

(10)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                               HINTO ENERGY, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                       AND
               MARCH 8, 2011 (INCEPTION) THROUGH DECEMBER 31, 2011

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hinto Energy, Inc.:

We have audited the accompanying balance sheets of Hinto Energy, Inc. ("the Company") as of December 31, 2012 and 2011, and the related statement of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinto Energy, Inc., as of December 31, 2012 and 2011, and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ B F Borgers CPA PC
-----------------------
B F Borgers CPA PC
Denver, CO
June 21, 2013



                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31,      December 31,
                                                                               2012              2011
                                                                          ---------------   ---------------


Assets
        Current Assets:
               Cash                                                             $ 57,709         $ 487,501
               Accounts Receivable                                                     -                 -
               Deposits                                                           (4,474)           25,000
                                                                          ---------------   ---------------
        Total Current Assets                                                      53,235           512,501
                                                                          ---------------   ---------------
        Property and Equipment:
               Machinery                                                          16,500
                                                                          ---------------   ---------------
        Oil and Natural Gas Properties:
               Proved Properties                                                 803,200           478,200
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      213,555                 -
               Less Accumulated Depreciation and Depletion                       (24,283)                -
                                                                          ---------------   ---------------
        Total Other Assets                                                       992,472           478,200
                                                                          ---------------   ---------------

Total Assets                                                                 $ 1,062,207         $ 990,701
                                                                          ===============   ===============


Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                                 $ 28,887          $ 71,315
               Accrued liabilities                                                78,268            47,510
               Convertible notes payable                                               -           500,000
               Subscription received                                             250,000            40,000
               Notes payable, other                                              405,000           375,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                762,155         1,033,926

        Asset recovery obligations                                                72,122
        Long term note payable                                                   500,000           500,000
                                                                          ---------------   ---------------

Total liabilities                                                            $ 1,334,277       $ 1,533,926
                                                                          ---------------   ---------------

Stockholders' (Deficit) Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         16,236,527 and 11,375,000 shares issued and outstanding
          at December 31, 2012 and 2011, respectively                             16,237            11,375
        Additional paid-in capital                                             2,315,515           272,796
        Deficit accumulated during the development stage                      (2,603,822)         (827,295)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                             (272,070)         (543,124)
                                                                          ---------------   ---------------

Total liabilities and stockholders' (deficit) equity                        $ 1,062,207          $ 990,701
                                                                          ===============   ===============

See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2012 AND
      FOR THE PERIOD OF MARCH 8, 2011 (INCEPTION) THROUGH DECEMBER 31, 2011



                                                     For The Year              From March 8,
                                                        Ended                2011 (Inception)
                                                     December 31,                 Through
                                                         2012                December 31, 2011
                                                 ---------------------    ------------------------

Revenue:                                                     $ 29,908                         $ -

Direct Cost of Revenue                                        107,982                           -
Accretion of asset recovery obligation                         72,122                           -
Depreciation and Depletion                                     24,283                           -
                                                 ---------------------    ------------------------
                                                             (174,479)

Operational expenses:
      Office expenses                                         446,231                     245,322
      Goodwill write off                                            -                     339,195
      Consulting fees                                         364,605                     209,203
                                                 ---------------------    ------------------------
          Total operational expenses                          810,836                     793,720
                                                 ---------------------    ------------------------
Other Income (Expenses)
      Litigation settlement expense                          (704,247)                          -
      Interest expense                                        (86,965)                    (33,575)
                                                 ---------------------    ------------------------
          Total other income (expense)                       (791,212)                    (33,575)
                                                 ---------------------    ------------------------
Net loss                                                 $ (1,776,527)                 $ (827,295)
                                                 =====================    ========================
      Less:
        Loss attributable to non-controlling interest                                      31,422
                                                                          ------------------------

Net loss attributable to South Uintah Gas
      Properties, Inc.                                                                 $ (795,873)
                                                                          ========================
Per share information

Net loss per common share
      Basic                                                   $ (0.12)                    $ (0.14)
      Fully diluted                                                 *                           *
                                                 =====================    ========================

Weighted average number of common
      stock outstanding                                    14,270,997                   5,824,666
                                                 =====================    ========================
      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.




                               HINTO ENERGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
     FOR THE PERIOD FROM MARCH 8, 2011 (Inception) THROUGH DECEMBER 31, 2012




                                                                                 Deficit   Stockholders'
                                                                              accumulated   Equity South
                                                                  Additional     During       Uintah Gas
                                            Common Stock           paid-in      Development  Properties Noncontrolling Stockholders'
                                       Number of Shares Amount     Capital       Stage        Inc.        Interest        Equity
                                       ---------------  --------  -----------  -----------  -----------  ------------ ------------

Issuance of Founder Shares for cash         1,000,000   $ 1,000       $ (900)         $ -        $ 100             -        $ 100

Issuance of Founder Shares for cash         1,000,000     1,000         (900)           -          100             -          100

Issuance of Founder Shares for services     5,500,000     5,500       (4,950)           -          550             -          550

Issuance of Common Stock                    2,000,000     2,000       (1,800)           -          200             -          200
  for oil and gas leases

Shares cancelled in exchange for Hinto
   shares held by South Uintah               (300,000)     (300)         300            -            -             -            -

Issuance of shares for consulting             175,000       175         (157)           -           18             -           18

Issuance of stock for cash by Hinto                 -         -      147,000            -      147,000        63,000      210,000

Shareholder capital contribution                    -         -       63,000            -       63,000        27,000       90,000

Minority interest at purchase
  of majority interest in subsidiary                -         -            -            -            -       (16,797)     (16,797)

Net Loss                                 -                -         -            (795,873)    (795,873)      (31,422)    (827,295)

Recapitalization, due to reverse merger     2,000,000     2,000       71,203      (31,422)      41,781       (41,781)           -
                                       ---------------  --------  -----------  -----------  -----------  ------------ ------------
Balance - December 31, 2011                11,375,000    11,375 #    272,796 #   (827,295)#   (543,124)            -     (543,124)
                                       ---------------  --------  -----------  -----------  -----------  ------------ ------------
Issuance of Shares for cash                   915,000       915      456,585            -      457,500             -      457,500

Conversion of notes to common stock         2,121,931     2,122      540,910            -      543,032             -      543,032

Issuance of shares for services               348,868       349      174,086            -      174,435             -      174,435

Issuance of shares for interest                75,728        76       37,738            -       37,814             -       37,814

Issuance of shares for litigation
   settlement                               1,400,000     1,400      698,600            -      700,000             -      700,000

Issuance of warrants for litigation
   settlement                                       -         -      134,800            -      134,800             -      134,800

Net Loss                                            -         -            -   (1,776,527)  (1,776,527)            -   (1,776,527)
                                       ---------------  --------  -----------  -----------  -----------  ------------ ------------
Balance - December 31, 2012                16,236,527   $ 16,237  $ 2,315,515  $(2,603,822) $ (272,070)          $ -   $ (272,070)
                                       ===============  ========  ===========  ===========  ===========  ============ ============

See the notes to these consolidated financial statements.




                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
   AND FOR THE PERIOD FROM MARCH 8, 2011 (INCEPTION) THROUGH DECEMBER 31, 2011



                                                                    For the Year           From March 8,
                                                                       Ended               2011 (Inception)
                                                                    December 31,              Through
                                                                        2012         December 31, 2011
                                                                -----------------------------------------------
Cash Flows from Operating Activities:
         Net Loss                                                       $ (1,776,527)            $ (827,295)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                  37,814                      -
         Stock issued for services                                           174,435                    550
         Litigation settlement expense                                       934,800                      -
         Write down of goodwill in subsidiary                                      -                339,195
         Depreciation & Depletion Expense                                     24,283                      -
         Asset Recovery Expense                                               72,122                      -
Adjustments to reconcile net loss to net cash used in operating activities:
         Increase in accounts receivable                                           -                      -
         Decrease (increase) in deposits and advances                         29,474                (25,000)
         (Decrease) increase in accounts payable                             (42,529)                15,441
         Increase in accrued liabilities                                      23,886                 47,510
                                                                ---------------------    -------------------
Net Cash Used by Operating Activities                                       (522,242)              (449,599)
                                                                ---------------------    -------------------
Cash Flows from Investing Activities
         Investment to acquire 70% interest in subsidiary                          -               (300,000)
         Purchase of Machinery                                               (16,500)                     -
         Investment in well                                                 (213,550)                     -
         Purchase of Oil and Gas leases                                     (175,000)              (303,000)
                                                                ---------------------    -------------------
Net Cash Used in Investing Activities                                       (405,050)              (603,000)
                                                                ---------------------    -------------------
Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                           25,000              1,000,000
         Increase in stock subscriptions payable                             210,000                 40,000
         Proceeds from other notes payable                                         -                400,000
         Payments on other notes payable                                    (195,000)              (200,000)
         Proceeds from shareholder contribution                                    -                 90,000
         Proceeds from stock sales                                           457,500                210,100
                                                                ---------------------    -------------------
Net Cash Provided by Financing Activities                                    497,500              1,540,100
                                                                ---------------------    -------------------
Net Increase (decrease) in Cash                                             (429,792)               487,501

Cash and Cash Equivalents - Beginning of Period                              487,501                      -
                                                                ---------------------    -------------------
Cash and Cash Equivalents - End of Period                                   $ 57,709              $ 487,501
                                                                =====================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                    $ -
                                                                =====================    ===================
         Cash paid for income taxes                                              $ -                    $ -
                                                                =====================    ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:

         Net deficit of subsidiary on purchase                                   $ -              $ (55,992)
                                                                =====================    ===================
         Issuance of notes payable for assets                              $ 150,000              $ 175,000
                                                                ============================================

         Issuance of common stock for deposits and
                accounts payable                                           $ 199,309                  $ 100
                                                                =====================    ===================
         Issuance of common stock for oil leases                                 $ -                  $ 200
                                                                =====================    ===================
See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                         For the Year Ended December 31,
                     2012 and The Period from March 8, 2011
                      (Inception) through December 31, 2011


NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hinto Energy, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company was originally incorporated for the purpose of general investing. Due to an inability to raise adequate financing, the Company was forced to cease operations in 2001.

The Company's fiscal year end is December 31st. The Company's financial statements are presented on the accrual basis of accounting, under GAAP (Generally Accepted Accounting Principles).

Share Exchange Agreement

On July 27, 2011, the Company entered into a Share Exchange and Acquisition Agreement with South Uintah Gas Properties, Inc. ("South Uintah") and the South Uintah shareholders. Pursuant to the Share Exchange and Acquisition Agreement ("the Agreement"), the Company agreed to issue shares of its restricted common stock for 100% of the issued and outstanding common stock of South Uintah. The shares were exchanged on a one for one basis.

Prior to the signing of the Agreement, South Uintah had purchased 3,000,000 shares of the Company's common stock from its then majority shareholder, Ms. Sharon Fowler. After such purchase, South Uintah held approximately 70% of the issued and outstanding common stock of the Company. As part of the Agreement, South Uintah agreed to return the 3,000,000 shares of common stock to the Company. On December 22, 2011 the Company and South Uintah modified the purchase agreement and reduced the number of shares to be returned by South Uintah by 300,000 shares to 2,700,000 shares.

On January 23, 2012, the Company completed the Share Exchange and Acquisition Agreement ("the Agreement") and the shareholders of South Uintah became the majority shareholders of Hinto Energy, Inc. Hinto issued 11,446,931 shares of its common stock in a one for one share exchange, assumed $175,000 in notes payable and issued 6,700,000 warrants in a one for one warrant exchange with South Uintah warrant holders. South Uintah returned 2,700,000 shares of Hinto common stock to the Company and such stock was cancelled. The Company accounted for the Share Exchange and Acquisition as a reverse capitalization, with South Uintah being the accounting acquirer. As a result, the historical comparison information presented is that of South Uintah as the accounting acquirer.

Basis of Presentation

Consolidation

The accompanying audited consolidated financial statements include the accounts of Hinto Energy, Inc. and its wholly owned subsidiary, South Uintah Gas Properties, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Development Stage

During the 4th quarter of the year ended December 31, 2012, we emerged from the Development Stage, due to returning to operations and realizing revenue.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from five to seven years. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.



                                    Life in    December 31, 2012  December 31, 2011
           Asset Type                Years
--------------------------------- ------------ ------------------ ------------------
Machinery                            5 - 7               $16,500             $    -
                                  ------------ ------------------ ------------------
Subtotal                                                  16,500                  -
Less Accumulated Depreciation                                  -                  -
                                  ------------ ------------------ ------------------

Net Book Value                                           $16,500             $    -
                                  ============ ================== ==================


In November 2012, the Company purchased a used backhoe, the Company has not accumulated any depreciation on this piece of machinery during the year ended December 31, 2012, due to the fact the machinery was not put into service until the very end of the year due to weather conditions.

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

Impairment

The Company reviews long-lived assets held for use, principally oil and gas leases, for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the continued use and value at sale of the long-lived asset.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2012 and December 31, 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the year ended December 31, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the year ended December 31, 2012, the period of March 3, 2011 through December 31, 2011 and the period of March 3, 2011 through December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,776,527 for the year ended December 31, 2012, and an accumulated deficit of $2,603,822 as of December 31, 2012. At December 31, 2012, the Company had a working capital deficit of $1,281,043.

The future success of the Company is dependent on its ability to attract additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of December 31, 2012:



Proved   properties                                                       $803,200
Unproved properties                                                              -
                                                                  -------------------

                                                                         $ 803,200
      Accumulated depletion
                                                                        2,047
                                                                  -------------------

                                                                          $801,153
                                                                  ===================

Natural Buttes

The Company purchased a farmout of deep right interests in approximately 5,366 gross and 4,887 net acres in the central part of the Uintah Basin at Natural Buttes in Utah in July 2011, such purchase agreement was amended in December 2011. The final purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock (2,000,000 shares.) The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

During the year ended December 31, 2012, the Company has subsequently expended an additional $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well.

Cisco, Utah

On May 9, 2012, the Company and Pacific Energy and Mining Company ("Pacific") entered into an Asset Purchase and Sale Agreement ("The Pacific Agreement"). On May 30, 2012, the Company closed the transaction. As part of the Pacific Agreement, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah.

The assets acquired include 4,783 gross acres in the Cisco Fields with an 80% Net Revenue Interest (NRI) and approximately 3,827 net acres. The property includes 27 wells that need to be re-worked, connected to a gas pipeline, or offset drilled.

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:
$175,000 cash; and a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30, 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock at $1.00 per share.

During the year ended December 31, 2012, the Company did not expend any development costs in connection with the re-working of these wells.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

During June 2012, the Company, in exchange for cash of $25,000, issued a convertible promissory note for $25,000. The note was convertible into shares of the Company's restricted common stock at $0.50 per share and has a term of 12 months. In September 2012, the holder of the note converted the $25,000 principal of the note into50,000 shares of the Company's common stock and the accrued interest of $364 into 728 shares of the Company's restricted common stock.

In May 2012, the Company, as part of the purchase of Cisco Pacific, issued the seller a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30, 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock at $1.00 per share. At December 31, 2012, the note had accrued interest of $7,082. Subsequent to the year ended December 31, 2012, the outstanding principal and accrued interest was paid in full for cash of $162,000. Consequently, no amortization of the note is necessary based on current stock values as the stock was subsequently settled in cash.

During the period of March 8, 2011 (Inception) through December 31, 2011, South Uintah, in exchange for cash, issued $500,000 of convertible promissory notes. The notes were convertible into shares of South Uintah's common stock at $0.25 per shares. The convertible notes earned interest at 6% and had a term of 1 year. In connection with the offering, the convertible notes holders were issued warrants exercisable for 2,000,000 shares of stock. The Warrants had a term of 2 years and an exercise price of $0.50 per share. At December 31, 2011, the notes had accrued interest of $16,401.

In January 2012, prior to the closing of the acquisition with Hinto, the principal ($500,000) and accrued interest ($17,983) were converted into a total of 2,071,931 shares of common stock, which were then exchanged for shares of Hinto's common stock as part of the acquisition.

NOTE 6 - SUBSCRIPTIONS RECEIVED

During the year ended December 31, 2012, the Company had outstanding subscription receivables of $250,000 to purchase 500,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 500,000 shares subsequent to the year ended December 31, 2012.

NOTE 7 - NOTES PAYABLES, OTHER

On July 15, 2011, as part of the purchase of the Natural Buttes properties, South Uintah entered into two promissory notes. The first was for $100,000 which had a term of the earlier of July 5, 2013 or the completion of a $2 Million stock offering. The second note was for $250,000, which had a due date of July 5, 2013 and a conversion rate of $5 per share. Both notes did not accrue interest.

In December 2011, as part of the amendment of the purchase agreement for the Natural Buttes, the terms and the amounts of the notes were modified. The amount of the $100,000 note was reduced to $75,000 and the due date changed to July 5, 2012. The $250,000 note was reduced to $100,000, the conversion rate of $5 removed and the due date of the note remained at July 5, 2013. At December 31, 2012, the Company owed $75,000 under the note.

In July 2012, the Company re-negotiated the terms of the original $100,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of December 31, 2012, the Company had made total payments principal payments of $15,000 and still owed $55,000 on the note.

As part of the Settlement with Bridge Industries, discussed in Note 11, the Company has agreed to pay Bridge Industries a total of $100,000 in two tranches of $50,000 due on March 31, 2013 and June 30, 2013.

NOTE 8 - LONG TERM NOTE PAYABLE

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by oil and gas leases held by South Uintah in the Natural Buttes area. In June 2012 an interest payment of $12,500 was made in cash. At December 31, 2012 and 2011, the note had accrued interest of $2,049 and $14,554, respectively. At December 31, 2012, the note was still outstanding.

NOTE 9 - COMMITMENTS & CONTINGENCIES

General

There have been significant changes in the U.S. economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Company in its attempt to obtain financing or in its process to produce commercially feasible oil and gas production.

Federal, state and local authorities regulate the oil and gas industry. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating Hazards and Insurance

The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

The Company to date has not acquired its own insurance coverage over its interests in the properties, instead the Company has relied on the third party operators for its properties to maintain insurance to cover its operations; however, the Company may purchase additional insurance coverage when necessary.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes that the policies obtained by the third party operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

Title to Properties

The Company's practice has been to acquire ownership or leasehold rights to oil and natural gas properties from third parties. Most of the Company's current operations are conducted on properties acquired from third parties. Our existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, we believe that we have satisfactory title to our producing properties in accordance with customary practices in the gas industry. The Company is not aware of any title deficiencies as of the date of these financial statements.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2012, the Company had 16,236,527 shares of its common stock issued and outstanding.

During the year ended December 31, 2012, the Company issued 1,400,000 shares of its restricted common stock with a value of $0.50 per share, or $700,000 in connection with the settlement of the litigation with Bridge Industries, LLC as further described in Note 11.

During the year ended December 31, 2012, the Company issued 915,000 shares of its common stock to investors that purchased $457,500 of securities at a price of $0.50 per common share and 348,868 shares for services valued at $174,435. This included issuance of 191,618 shares of common stock as a payment for outstanding accounts payable of $95,809 owed for legal services to an affiliate of the Company.

During the year ended December 31, 2012, the Company issued 75,000 shares of its common stock to pay accrued interest of $37,500.

During the year ended December 31, 2012, the Company issued 50,728 shares of its common stock upon the conversion of an outstanding convertible promissory note with a principal value of $25,000 and accrued interest of $364.

During the year ended December 31, 2012, the Company also issued 11,375,000 of its restricted common shares as part of the one for one share exchange with the shareholders of South Uintah as part of the Share Exchange Agreement, discussed in Note 1.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the years ended December 31, 2012 and 2011, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Warrants

Litigation Settlement Warrants

During the year ended December 31, 2012, as part of the settlement of litigation with Bridge Industries, LLC (See Note 11), the Company issued warrants exercisable for a total of 800,000 shares of its common stock. The warrants have a term of 5 years and expire on December 18, 2017. The warrants have exercise prices as set forth below:

     Number of Shares             Exercise Price
     ----------------             --------------
          200,000                     $0.25
          200,000                     $0.50
          200,000                     $1.00
          200,000                     $1.50

The total fair value of the options at the date of grant was $134,800 and was recorded as a litigation settlement expense. The Company used the following assumptions to determine the fair value of warrant grant on December 17, 2012:

                        Expected life                   1 year
                        Volatility                      103%
                        Risk-free interest rate         3.125%
                        Dividend yield                  0

The expected term of the warrants represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrants. The dividend yield represents our anticipated cash dividend over the expected life of the warrants.

Warrant Issuance - Year Ended December 31, 2011

During the year ended December 31, 2011, the Company issued 3,000,000 warrants, in connection with consulting services of officers and directors, vest at various dates from July 2012 through July 2014 and expires at various dates from June 2014 through June 2016. In addition, these individuals were issued
1,700,000 warrants, issued in connection with consulting services of the Company, are fully vested and expire at various dates from June 2014 through November 2014, with 1,100,000 warrants being exercisable at $1 and 600,000 being exercisable at $3.

During the year ended December 31, 2011, the Company issued 2,000,000 warrants to the shareholders of South Uintah in exchange for warrants issued to them in connection with convertible notes payable. The warrants expire in July 2013. These 2,000,000 warrants are callable at the option of the Company in the first year from the grant dates of May through July 2011 at the exercise price under various conditions, generally if the Company completes a $4,500,000 private placement of common stock.

No expense was recorded by the Company on the issuance of any of the 6,700,000 warrants issued during the year ended December 31, 2012 and 2011, as the Company's common stock did not have a trading market at the time of issuance and no material common stock cash sales had been made, and thus none of the warrants were in the money.

A summary of warrant activity for year ended December 31, 2012 and the period of March 8, 2011 (Inception) through December 31, 2011 is presented below:



                                                                        Weighted Average
                                                              --------------------------------------

                                             Shares Under                           Remaining
                                                Warrant         Exercise Price    Contractual Life
                                           ------------------ ------------------- ------------------

Outstanding at March 8, 2011                               -                $  -                  -
    Granted                                        6,700,000                1.31               1.71
    Exercised                                              -                   -                  -
    Expired                                                -                   -                  -
                                           ------------------ ------------------- ------------------

Outstanding at December 31, 2011                   6,700,000               $1.31               1.71
   Granted                                           800,000                0.75               4.96
   Exercised                                               -                   -                  -
   Expired                                                 -                   -                  -
                                           ------------------ ------------------- ------------------

Outstanding at December 31, 2012                   7,500,000               $1.25               2.44
                                           ================== =================== ==================


NOTE 11 - LEGAL MATTERS

In March 2012, a note holder of South Uintah Gas Properties, Inc. ("South Uintah"), Bridge Industries, LLC ("Bridge") filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit, Seminole
County, Florida, alleging in general breach of contract and seeking return of all monies lent to South Uintah of $400,000, the value of 1,000,000 shares of the Company's common stock and other equity appreciation, and compensation for services and costs. The Company had return $200,000 of the $400,000 lent in 2011, leaving a balance of $200,000 as of December 31, 2011.

In June 2011, Bridge entered into a subscription agreement with South Uintah, the now wholly-owned subsidiary of Hinto Energy, Inc. ("the Company"). The Subscription Agreement provided for the purchase of a Secured Convertible Promissory Note in the amount of $500,000, 1,000,000 shares of South Uintah's restricted common stock and warrants exercisable for 2,000,000 shares of South Uintah's common stock.

On December 18, 2012, the Company entered into a Settlement Agreement with Bridge that provided for the dismissal of the lawsuit and terms of final payment of the outstanding amounts owed to Bridge. Pursuant to the Settlement Agreement, the Company has agreed to the following:

1. A $100,000 cash payment to Bridge in two traunches of $50,000 to be paid on or before March 31, 2013 and June 30, 2013.

2. The issuance of 1,400,000 shares of the Company's common stock, which are to be registered in a Registration Statement on Form S-1.

3. The issuance of warrants exercisable for a total of 800,000 shares of the Company's common stock. The warrants have a term of 5 years from December 18, 2012 and have a callable provision.

As a result of the settlement, the Company has recognized a one-time litigation settlement expense of $704,247 in connection with the settlement of the litigation. The 1,400,000 shares of common stock were assigned a value of $700,000 and the warrants were determined to have a value of $134,800, see Note
10. Of the $704,247 of settlement expense, $634,800 was the result of the change in value of the Company's stock from the date of the original Bridge Industries investment of June 2011 and December 18, 2012. The Company issued the same number of common shares and warrants as would have been issued if the original Bridge Industries investment had gone forward on a pro-rata basis of $200,000 versus $500,000, plus an additional $100,000 cash payment from the Company to Bridge Industries, less accrued interest owed on funds loaned by Bridge Industries of $30,447.

NOTE 13 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the year ended December 31, 2012, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2031. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


               Estimated NOL                      Valuation        Net Tax
              Carry-forward benefit               Allowance       Benefit
             ===================================================================

From March 8, 2011 (Inception) through
           December 31, 2011                     $307,038             $(307,038)
           December 31, 2012                     $520,764             $(520,764)


NOTE 14 - SUBSEQUENT EVENTS

On June 14, 2013, the Company acquired all right and title to oil and gas leases for a total of 559 gross acres in the Unit for the 1st Cat Creek formation in the Musselshell County, Montana. The property includes 6 wells in a field to be water flooded that needs the wells to be re-worked. The Company acquires such leases in exchange for $25,000 cash and a 5% working interest.

On June 14, 2013, the Company acquired all right and title to oil and gas leases for a total of 722 gross acres in the Musselshell County, Montana. In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows: (a) $65,000 in cash; and (b) $36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

In addition, the Company has a thirty day option to purchase other oil and gas leases in the Musselshell Field from S & L Energy for a price of $60 per acre.

On June 17, 2012, the Company closed on the acquisition of all right and title to certain mineral estates in Grand County, Utah. The mineral estates include 4,435 acres, 9 well bores and space to drill additional wells. In addition, the Company acquired the owner's natural gas gathering system, which interconnects with the Company's existing gathering system, thereby reducing new pipe gathering system construction by several miles. The Company has acquired 100% of the working interests in the estates.

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock, (a) $75,000 in cash; and (b) $25,000 in the form of 50,000 shares of the Company's restricted common stock.

The properties are located in Grand County, Utah in the Greater Cisco area of the Uintah Basin and are located in the vicinity of the Company's existing properties in the Greater Cisco area.

The Company has evaluated it activities subsequent to the year ended December 31, 2012, through the issuance of financial statements and found no other reportable subsequent events.

NOTE 15 - SUPPLEMENTAL OIL AND GAS DISCLOSURE (unaudited)

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES (unaudited)

Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statements.

Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recovered in future years from known reservoirs with existing equipment under existing economic and operating conditions.

Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and under existing economic and operating conditions.

Oil and Gas Reserves

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2012.

Net proved Developed and Undeveloped Reserves - (In millions of barrels "MBbls") of oil:



                                                                                                2012
                                                                                          ---------------
                                                                                           (unaudited)

     January 1, 2012                                                                                 -
     Purchase of properties                                                                        267
     Revisions of previous estimates                                                                 -
     Extension, discoveries, other estimates                                                         -
     Production                                                                                     -
     Disposition of properties                                                                       -
                                                                                          ---------------

     December 31, 2012                                                                             267
                                                                                          ===============


Net proved Developed and Undeveloped Reserves - (In millions of standard cubic feet "MMScf") of natural gas:



                                                                                                2012
                                                                                          ---------------

                                                                                           (unaudited)

     January 1, 2012                                                                                 -
     Purchase of properties                                                                        147
     Revisions of previous estimates                                                                 -
     Extension, discoveries, other estimates                                                         -
     Production                                                                                      -
     Disposition of properties                                                                       -
                                                                                          ---------------

     December 31, 2012                                                                             147
                                                                                          ===============

Net proved oil and gas reserves consisted of the following at December 31, 2012:



                                                                             Oil            Natural Gas
                                                                          Reserves           Reserves
                                                                            Gross              Gross
                                                                            MBbls              MMScf
                                                                       --------------     --------------
                                                                        (unaudited)        (unaudited)

     Proved developed producing                                                 24                  -
     Proved undeveloped                                                        243                147
                                                                       --------------     --------------
     Total proven                                                              267                147
                                                                       ==============     ==============


Results of operations for oil and gas producing activities for the year ended December 31, 2012

     The Year Ended December 31, 2012                                                      (unaudited)

     Revenue                                                                                   $29,908
     Operating expenses (re-working costs)                                                     107,982
     Depletion                                                                                   2,407
                                                                                        -----------------
     Operating loss                                                                           (80,481)

     Income tax provision                                                                            -
                                                                                        -----------------
     Results of operations for oil and gas properties                                       $ (80,481)
                                                                                        =================

Cost incurred for oil and gas property acquisition, exploration and development activities



                                                                                          (unaudited)
     Property acquisition
         Unproved                                                                              $     -
         Proved                                                                                803,200
     Exploration                                                                                     -
     Development                                                                               213,555
                                                                                        -----------------

     Total costs incurred                                                                  $ 1,016,755
                                                                                        =================

Aggregate capitalized costs

Capitalized costs relating to oil and gas activities are as follows:

     December 31, 2012                                                                    (unaudited)

     Proved                                                                                $ 1,016,755
     Unproved                                                                                        -
                                                                                        -----------------

     Total capitalized costs                                                               $ 1,016,755

     Accumulated depreciation and depletion                                                   (24,283)
                                                                                        -----------------

     Net capitalized costs                                                                   $ 992,742
                                                                                        =================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HINTO ENERGY, INC.

Dated: June 25, 2013
                                 By:  /s/ George Harris
                                    --------------------------------------------
                                          George Harris, Chief Financial Officer
                                      (Principal Executive Officer & Principal
                                       Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 25, 2013
                              HINTO ENERGY, INC.


                                /s/ George Harris
                               -------------------------------------------------
                                    George Harris, Director


                               /s/ Gary Herick
                               -------------------------------------------------
                                   Gary Herick, Director


                               /s/J. David Keller
                              --------------------------------------------------
                                  J. David Keller, Director


                               /s/ Kevin Blair
                              --------------------------------------------------
                                   Kevin Blair, Director