Form 10-Q
period 2013-03-31
HINTO ENERGY, INC
filed 2013-06-26
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2013

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

As of June 24, 2013, there were 18,081,527 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)
                                                                                    Page

                  Balance Sheets - March 31, 2013 and December 31, 2012               1

                  Statements of Operations  -
                           For Three Months Ended March 31, 2013 and 2012             2

                  Statements of Changes in Shareholders' Equity -
                            For the Three Months Ended March 31, 2013                 3 - 4

                  Statements of Cash Flows -
                           For the Three Months Ended March 31, 2013 and 20           5

                  Notes to the Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                          19

Item 4.  Controls and Procedures                                                     19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           20

Item 1A.  Risk Factors -  Not Applicable                                             20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 21
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                            21

Item 4.  Mine Safety Disclosure - Not Applicable                                     21

Item 5.  Other Information - Not Applicable                                          21

Item 6.  Exhibits                                                                    22
SIGNATURES                                                                           23


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                            March 31,         December 31,
                                                                               2013              2012
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                            $ 128,061          $ 57,709
               Accounts Receivable                                                     -                 -
               Deposits                                                          (12,843)           (4,473)
                                                                          ---------------   ---------------
        Total Current Assets                                                     115,218            53,236
                                                                          ---------------   ---------------
        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $825 and $0, respectively                                 15,675            16,500
                                                                          ---------------   ---------------
        Oil and Natural Gas Properties:
               Proved Properties                                                 803,200           803,200
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      263,555           213,555
               Less Accumulated Depreciation and Depletion                       (32,700)          (24,283)
                                                                          ---------------   ---------------
        Total Other Assets                                                     1,034,055           992,472
                                                                          ---------------   ---------------

Total Assets                                                                 $ 1,164,948       $ 1,062,208
                                                                          ===============   ===============

Liabilities and Stockholders' Equity (Deficit)
        Current liabilities
               Accounts payable                                                 $ 21,546          $ 28,888
               Accrued liabilities                                               117,014            78,268
               Subscription received                                              90,000           250,000
               Stock owed for services                                             7,500                 -
               Notes payable, other                                              354,000           405,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                590,060           762,156

        Asset recovery obligations                                                72,122            72,122
        Long term note payable                                                   500,000           500,000
                                                                          ---------------   ---------------

Total liabilities                                                            $ 1,162,182       $ 1,334,278
                                                                          ---------------   ---------------
Stockholders'  Equity (Deficit)
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         17,146,527 and 16,236,527shares issued and outstanding
          at March 31, 2013 and December 31, 2012, respectively                   17,147            16,237
        Additional paid-in capital                                             2,769,605         2,315,515
        Accumulated deficit                                                   (2,783,986)       (2,603,822)
                                                                          ---------------   ---------------
               Total Stockholders' Equity (Deficit)                                2,766          (272,070)
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity (deficit)                        $ 1,164,948        $ 1,062,208
                                                                          ===============   ===============


See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS END MARCH 31, 2013 AND 2012
                                   (UNAUDITED)




                                                                   Three Months Ended
                                                             March 31,           March 31,
                                                               2013                 2012
                                                          ----------------    -----------------

Revenue:                                                         $ 11,631                  $ -

Direct Cost of Revenue                                             39,112                    -
Depreciation and Depletion                                          8,416                    -
                                                          ----------------    -----------------
                                                                  (35,897)                   -

Operational expenses:
      Office expenses                                              62,899              156,570
      Consulting fees                                              65,500               63,230
                                                          ----------------    -----------------
          Total operational expenses                              128,399              219,800
                                                          ----------------    -----------------
Other Income (Expenses)
      Litigation Settlement Expense                                  (570)                   -
      Interest expense                                            (15,298)             (17,859)
                                                          ----------------    -----------------
          Total other income (expense)                            (15,868)             (17,859)
                                                          ----------------    -----------------
Net loss                                                       $ (180,164)          $ (237,659)
                                                          ================    =================
Per share information

Net loss per common share
      Basic                                                       $ (0.02)             $ (0.02)
      Fully diluted                                                     *                    *
                                                          ================    =================
Weighted average number of common
      stock outstanding                                        16,513,305           11,773,206
                                                          ================    =================
      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2013
                                   (UNAUDITED)


                                                                                          Additional
                                                      Common Stock                          paid-in          Accumulated
                                                    Number of Shares     Amount             Capital            Deficit
                                                  ---------------------  -------------  ----------------   ----------------
Balance - January 1, 2013                                   16,236,527       $ 16,237       $ 2,315,515        $(2,603,822)

Issuance of Shares for cash                                    850,000            850           424,150                  -

Issuance of shares for services                                 10,000             10             4,990                  -

Issuance of shares for interest                                 50,000             50            24,950                  -

Net Loss                                                             -              -                 -           (180,164)
                                                  ---------------------  -------------  ----------------   ----------------
Balance - March 31, 2012                                    17,146,527       $ 17,147       $ 2,769,605        $(2,783,986)
                                                  =====================  =============  ================   ================

See the notes to these consolidated financial statements.


                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2013
                                   (UNAUDITED)

(continued)





                                    Total Stockholders' Equity
                                    --------------------------

Balance - January 1, 2013                $ (272,070)

Issuance of Shares for cash                 425,000

Issuance of shares for services               5,000

Issuance of shares for interest              25,000

Net Loss                                   (180,164)
                                    ----------------
Balance - March 31, 2012                    $ 2,766
                                    ================

See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
                                   (UNAUDITED)



                                                                                    For the Three Months Ended
                                                                                 March 31,               March 31,
                                                                                    2013                   201
                                                                            -----------------------------------------------
Cash Flows from Operating Activities:
         Net Loss                                                                     $ (180,164)           $ (237,659)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                              25,000                17,982
         Stock issued for services                                                         5,000                17,250
         Amortization, Depreciation and Depletion                                          9,242                     -
Adjustments to reconcile net loss to net cash used in operating activities:
         Decrease (increase) in deposits and advances                                      5,370                     -
         Increase in accounts payable                                                     (5,841)               35,088
         Increase in accrued liabilities                                                  41,745                   (17)
                                                                            ---------------------    ------------------
Net Cash Used by Operating Activities                                                    (99,648)             (167,356)
                                                                            ---------------------    ------------------
Cash Flows from Investing Activities
         Well rework                                                                     (50,000)             (198,500)
                                                                            ---------------------    ------------------
Net Cash Used in Investing Activities                                                    (50,000)             (198,500)
                                                                            ---------------------    ------------------
Cash Flows from Financing Activities:
         Payments on other notes payable                                                 (52,500)                    -
         Stock to be issued for services                                                   7,500                     -
         Proceeds from sale of common stock                                              175,000               165,000
         Proceeds from subscription receivable                                            90,000                     -
                                                                            ---------------------    ------------------
Net Cash Provided by Financing Activities                                                220,000               165,000
                                                                            ---------------------    ------------------
Net Increase (decrease) in Cash                                                           70,352              (200,856)

Cash and Cash Equivalents - Beginning of Period                                           57,709               487,501
                                                                            ---------------------    ------------------
Cash and Cash Equivalents - End of Period                                              $ 128,061             $ 286,645
                                                                            =====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                                      $ -                   $ -
                                                                            =====================    ==================
         Cash paid for income taxes                                                          $ -                   $ -
                                                                            =====================    ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for deposits and
                accounts payable                                                       $ 199,309              $ 17,250
                                                                            =====================    ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
         ACTIVITIES:
         Issuance of promissory note for services                                       $ 10,000                   $ -
                                                                            =====================    ==================
See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2013 and 2012
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hinto Energy, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company and its wholly-owned subsidiary, South Uintah Gas Properties, Inc. are involved in the acquisition and development of oil and gas prospects in the rocky mountain region. The Company has oil and gas leases, wells and new drilling prospects in both Utah and Montana.

The Company's fiscal year end is December 31st. The Company's financial statements are presented on the accrual basis of accounting under GAAP (Generally Accepted Accounting Principles).

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






                                    Life in     March 31, 2013    December 31, 2012
           Asset Type                Years
--------------------------------- ------------ ------------------ ------------------
Machinery                            5 - 7               $16,500        $    16,500
                                  ------------ ------------------ ------------------
Subtotal                                                  16,500             16,500
Less Accumulated Depreciation                              (825)                  -
                                  ------------ ------------------ ------------------
Net Book Value                                           $15,675        $    16,500
                                  ============ ================== ==================


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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the three months ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $180,164 for the three months ended March 31, 2013, and an accumulated deficit of $2,783,986 as of March 31, 2013. At March 31, 2013, the Company had a working capital deficit of $474,482.

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

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of March 31, 2013:



                                                                      March 31,          December 31,
                                                                         2013               2012
                                                                  ------------------- ------------------
Proved   properties                                                       $803,200           $803,200
Unproved properties                                                              -                  -
                                                                  ------------------- ------------------
                                                                         $ 803,200           $803,200
      Accumulated depletion
                                                                        2,873                   2,047
                                                                  ------------------- ------------------
                                                                          $800,327           $801,153
                                                                  =================== ==================

During the months ended March 31, 2013 and 2012, the Company recognized a depletion expense of $827 and $-0-, respectively.

Natural Buttes
--------------

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

During the three months ended March 31, 2013, the Company did not expend any development costs in connection with the re-working of this well. During the year ended December 31, 2012, the Company expended $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well.

Cisco, Utah
-----------

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

During the three months ended March 31, 2013, the Company expended $50,000 in connection with the re-work of the wells on this property.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

In May 2012, the Company, as part of the purchase of Cisco Pacific, issued the seller a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30, 2013. The convertible promissory note and accrued interest may be converted into shares of the Company's restricted common stock at $1.00 per share. At March 31, 2013, the note had accrued interest of $10,041. Subsequent to the three months ended March 31, 2013, the outstanding principal and accrued interest was paid in full for cash of $162,000.

NOTE 6 - SUBSCRIPTIONS RECEIVED

During the three months ended March 31, 2013, the Company had outstanding subscriptions receivables of $90,000 to purchase 180,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the shares in April 2013.

During the year ended December 31, 2012, the Company had outstanding subscription receivables of $250,000 to purchase 500,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 500,000 shares in March 2013.

NOTE 7 - NOTES PAYABLES, OTHER

On July 15, 2011, as part of the purchase of the Natural Buttes properties, South Uintah entered into two promissory notes. The first was for $100,000 had a term of the earlier of July 5, 2013 or the completion of a $2 Million stock offering. The second note was for $250,000, had a due date of July 5, 2013 and a conversion rate of $5 per share. Both notes did not accrue interest.

In December 2011, as part of the amendment of the purchase agreement for the Natural Buttes, the terms and the amounts of the notes were modified. The amount of the $100,000 note was reduced to $75,000 and the due date changed to July 5, 2013. The $250,000 note was reduced to $100,000, the conversion rate of $5 removed and the due date of the note remained at July 5, 2013. At March 31, 2013, the Company owed $100,000 under the note.

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of March 31, 2013, the Company had made total payments principal payments of $25,000 and still owed $45,000 on the note.

As part of the Settlement with Bridge Industries, discussed in Note 11, the Company has agreed to pay Bridge Industries a total of $100,000 in two tranches of $50,000 due on March 31, 2013 and June 30, 2013. On March 31, 2013, the
Company made a payment of $50,000.

NOTE 8 - LONG TERM NOTE PAYABLE

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by oil and gas leases held by South Uintah in the Natural Buttes area. In June 2012 an interest payment of $12,500 was made in cash. At March 31, 2012, the note had accrued interest of $0. During the three months ended March 31, 2013, the Company paid accrued interest through the issuance of 50,000 shares of its restricted common stock valued at $0.50 per share. At March 31, 2013, the note was still outstanding.

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

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2013, the Company had 17,146,527 shares of its common stock issued and outstanding.

During the three months ended March 31, 2013, the Company issued 350,000 shares of its restricted common stock for $175,000 at a price of $0.50 per share.

During the three months ended March 31, 2013, the Company issued 500,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $250,000.

During the three months ended March 31, 2013, the Company issued 10,000 shares of its restricted common stock for investor relation services valued at $5,000.

During the three months ended March 31, 2013, the Company issued 50,000 shares of its restricted stock as a payment of $25,000 in interest on its outstanding long term $500,000 note payable.

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

Warrants

During the three months ended March 31, 2013, the Company did not issue any warrants for its common stock.

A summary of warrant activity for the three months ended March 31, 2013 is presented below:



                                                                        Weighted Average
                                                              --------------------------------------
                                             Shares Under                             Remaining
                                                Warrant         Exercise Price    Contractual Life
                                           ------------------ ------------------- ------------------
Outstanding at December 31, 2012                   7,500,000               $1.25               2.44
   Granted                                                 -                   -                  -
   Exercised                                               -                   -                  -
   Expired                                                 -                   -                  -
                                           ------------------ ------------------- ------------------
Outstanding at March 31, 2013                      7,500,000               $1.25               2.23
                                           ================== =================== ==================

NOTE 11 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the three months ended March 31, 2013, and therefore has paid no income tax.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                             Estimated NOL           Valuation       Net Tax
                                       Carry-forward benefit         Allowance       Benefit
                                       =========================================================

            March 31, 2013                       $556,797             $(556,797)          -
           December 31, 2012                     $520,764             $(520,764)          -


NOTE 12 - SUBSEQUENT EVENTS

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

The Company has evaluated it activities subsequent to March 31, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We only began to recognize minimal revenues from our operations during the last half of 2012. We have minimal capital, moderate cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the first quarter of 2013, we continued our re-work efforts on our properties in the Cisco Springs oil and gas field in the Uintah Basin of Grand County, Utah; performance of geological analysis of existing properties and the identification of potential properties for acquisition. Re-work efforts in the Cisco Springs field focused on the Company's 5A well and the well is now being tested and results of the testing are being evaluated.

During the first quarter of 2013, we raised $175,000 from the sale of 350,000 shares of our restricted common stock. We raised an additional $90,000 in subscription receivables for 180,000 shares of our restricted common stock. These shares were issued subsequent to March 31, 2013.

We will need substantial additional capital to support our existing and proposed future energy operations. We have only recognized minimal and sporadic revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

During the three months ended March 31, 2013, the Company recognized revenues of $11,631 from its operational activities, specifically the sale of 186.38 barrels at an average price of $77.20 per barrel. During the three months ended March 31, 2013, the Company recognized a direct cost of revenue of $39,112. During the three months ended March 31, 2013, the Company recognized depletion and depreciation expenses of $8,416. This resulted in a negative gross profit of ($35,897). The Company did not recognize any revenues during the three months ended March 31, 2012.

During the three months ended March 31, 2013, we incurred total operational expenses of $128,399 compared to $219,800 during the three months ended March 31, 2012. The decrease of $91,401 was a result of the $93,671 decrease in office expenses offset by the $2,270 increase in consulting expenses. The $93,671 decrease in office expenses was a result of a $33,297 decrease in legal expenses, a $32,101 decrease in investor relation expenses and $35,000 decrease in consulting expenses.

During the three months ended March 31, 2013, we recognized a net loss of $180,164 compared to a net loss of $237,659 during the three months ended March 31, 2012. The decrease of $57,495 was a result of the $11,631 increase in revenues, offset by a $47,528 increase in cost of revenues and an $91,401 decrease in operational expenses.

LIQUIDITY
----------

At March 31, 2012, the Company had total current assets of $115,218, consisting of cash of $128,061 and prepaid expenses of ($12,843). At March 31, 2013, the Company had total current liabilities of $590,060, consisting of, accounts payable of $21,546, accrued liabilities of $117,014, subscription payable of $90,000 and stock owed for services of $7,500 and notes payables of $354,000. At March 31, 2013, we have a working capital deficit of $474,482.

During the three months ended March 31, 2013, we used cash of $99,648 in operations. During the three months ended March 31, 2013, we recognized a net loss of $180,164, which was adjusted for the non-cash items of accrued interest of $25,000, services of $5,000 paid in common stock and depletion and depreciation of $9,242.

During the three months ended March 31, 2012, we used cash of $167,356 in operations. During the three months ended March 31, 2013, the Company recognized a net loss of $237,659, which was adjusted for the non-cash items of $17,982 in interest paid for using stock and $17,250 in services paid for with stock.

During the three months ended March 31, 2013, we used $50,000 in our investing activities, in the re-work efforts of our wells in the Cisco Springs Field. During the three months ended March 31, 2012, we used $198,500 in our investing activities, solely in the development of our 22-1 well..

During the three months ended March 31, 2013, we received $220,000 from our financing activities compared to $165,000 during the three months ended March 31, 2012.

During the three months ended March 31, 2013, the Company issued 350,000 shares of its restricted common stock for $175,000 at a price of $0.50 per share. During the three months ended March 31, 2013, the Company had outstanding subscription agreements of $90,000 to purchase 180,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued these shares in April 2013.

During the three months ended March 31, 2013, the Company made payments of $52,500 on outstanding notes payable.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at March 31, 2013, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2013, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2013 through March 31, 2013, the Company has made the following unregistered issuances of its securities.


        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------
        January 2013               Common Shares           850,000               $425,000            Business Associate
           through
        February 2013
        February 2013              Common Shares            10,000               Services            Business Associate
         March 2013                Common Shares            50,000               Interest            Business Associate


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

              NONE.
                                       21

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





                                                      HINTO ENERGY, INC.
                                                         (Registrant)



Dated:   June 26, 2013          By:  /s/ George Harris
                                         ----------------
                                         George Harris (Chief Executive Officer,
                                Chief Financial Officer and Principal Accounting
                                Officer)