Form 10-Q/A
period 2013-03-31
HINTO ENERGY, INC
filed 2013-06-27
CIK 1087734

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

 EXPLANATORY NOTE

Hinto Energy, Inc., (the "Company"), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on June 26, 2013, for the sole purpose of including the XBRL attachment.

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

     Exhibit 31.1 Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit               32.1   Certification   of  Principal   Executive  and
                           Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     101.INS              XBRL Instance Document

     101.SCH              XBRL Taxonomy Extension Schema Document

     101.CAL              XBRL Taxonomy Extension Calculation Linkbase Document

     101.DEF              XBRL Taxonomy Extension Definition Linkbase Document

     101.LAB              XBRL Taxonomy Extension Label Linkbase Document

     101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                      HINTO ENERGY, INC.
                                                         (Registrant)



Dated:   June 27, 2013          By:  /s/ George Harris
                                         ----------------

                                         George Harris (Chief Executive Officer,
                                Chief Financial Officer and Principal Accounting Officer)