Form 10-Q
period 2013-06-30
HINTO ENERGY, INC
filed 2013-08-13
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2013

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

As of August 12, 2013, there were 19,966,769 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                     Page

                  Balance Sheets - June 30, 2013 and December 31, 2012                 1

                  Statements of Operations  -
                           For Three and Six Months Ended June 30, 2013 and 2012       2

                  Statements of Changes in Shareholders' Equity -
                            For the Six Months Ended June 30, 2013                     3

                  Statements of Cash Flows -
                           For the Six Months Ended June 30, 2013 and 2012             4

                  Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                            22

Item 4.  Controls and Procedures                                                       22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             23

Item 1A.  Risk Factors -  Not Applicable                                               23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   24
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                              24

Item 4.  Mine Safety Disclosure - Not Applicable                                       24

Item 5.  Other Information - Not Applicable                                            24

Item 6.  Exhibits                                                                      25
SIGNATURES                                                                             26


                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2013 and 2012
                                   (Unaudited)


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                             June 30,         December 31,
                                                                               2013              2012
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                            $ 428,135          $ 57,709
               Accounts Receivable                                                10,091                 -
               Deposits                                                            2,756            (4,473)
                                                                          ---------------   ---------------
        Total Current Assets                                                     440,982            53,236
                                                                          ---------------   ---------------
        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $1,949 and $0, respectively                               49,094            16,500
                                                                          ---------------   ---------------

        Oil and Natural Gas Properties:
               Proved Properties                                               1,004,300           803,200
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      313,798           213,555
               Less Accumulated Depreciation and Depletion                       (34,221)          (24,283)
                                                                          ---------------   ---------------
        Total Other Assets                                                     1,283,877           992,472
                                                                          ---------------   ---------------

Total Assets                                                                 $ 1,773,953       $ 1,062,208
                                                                          ===============   ===============


Liabilities and Stockholders' Euiqty (Deficit)
        Current liabilities
               Accounts payable                                                $ 194,032          $ 28,888
               Accrued liabilities                                                72,282            78,268
               Subscription received                                             386,500           250,000
               Stock owed for services                                            17,500                 -
               Notes payable, other                                              140,000           405,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                810,314           762,156

        Asset recovery obligations                                               110,759            72,122
        Long term note payable                                                   575,000           500,000
                                                                          ---------------   ---------------

Total liabilities                                                            $ 1,496,073       $ 1,334,278
                                                                          ---------------   ---------------

Stockholders'  Equity (Deficit)
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         18,469,769 and 16,236,527 shares issued and outstanding
          at June 30, 2013 and December 31, 2012, respectively                    18,470            16,237
        Additional paid-in capital                                             3,434,881         2,315,515
        Accumulated deficit                                                   (3,175,471)       (2,603,822)
                                                                          ---------------   ---------------
               Total Stockholders' Equity(Deficit)                               277,880          (272,070)
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity (deficit)                        $ 1,773,953        $ 1,062,208
                                                                          ===============   ===============


See the notes to these consoldiated financial statements.

                                       1




                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX AND THREE MONTHS END JUNE 30, 2013 AND 2012
                                   (UNAUDITED)




                                                                  Three Months Ended                       Six Months Ended
                                                             June 30,            June 30,            June 30,           June 30,
                                                               2013                2012                2013               2012
                                                         ----------------    ----------------    ---------------   -----------------
Revenue:                                                        $ 10,091            $ 10,364           $ 21,722            $ 10,364

Direct Cost of Revenue                                            51,101                   -             90,213                   -
Depreciation and Depletion                                         1,522                   -              9,938                   -
                                                         ----------------    ----------------    ---------------   -----------------
                                                                 (42,532)             10,364            (78,429)             10,364

Operational expenses:
      Office expenses                                            233,193             266,606            306,094             423,176
      Consulting fees                                             82,500              96,500            148,000             159,730
                                                         ----------------    ----------------    ---------------   -----------------
          Total operational expenses                             315,693             363,106            454,094             582,906
                                                         ----------------    ----------------    ---------------   -----------------
Other Income (Expenses)
      Litigation Settelment Expense                                    -                   -               (570)                  -
      Interest expense                                           (23,258)            (30,214)           (38,556)            (48,073)
                                                         ----------------    ----------------    ---------------   -----------------
          Total other income (expense)                           (23,258)            (30,214)           (39,126)            (48,073)
                                                         ----------------    ----------------    ---------------   -----------------
Net loss                                                      $ (381,483)         $ (382,956)        $ (571,649)         $ (620,615)
                                                         ================    ================    ===============   =================
Per share information

Net loss per common share
      Basic                                                      $ (0.02)            $ (0.02)           $ (0.03)            $ (0.02)
      Fully diluted                                                    *                   *                  *                   *
                                                         ================    ================    ===============   =================
Weighted average number of common
      stock outstanding                                       17,229,910          11,773,206         17,376,108          11,773,206
                                                         ================    ================    ===============   =================

      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.

                                       2



                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      FOR THESIX MONTHS ENDED JUNE 30, 2013
                                   (UNAUDITED)


                                                                                     Additional                            Total
                                                 Common Stock                          paid-in          Accumulated    Stockholders'
                                              Number of Shares     Amount             Capital            Deficit          Equity
                                         ---------------------  -------------  ----------------   ----------------  ----------------
Balance - January 1, 2013                          16,236,527       $ 16,237       $ 2,315,515        $(2,603,822)       $ (272,070)

Issuance of Shares for cash                           867,000            867           432,633                  -           433,500

Issuance of shares for warrant exercise             1,169,000          1,169           583,331                  -           584,500

Issuance of shares for services                        35,000             35            17,465                  -            17,500

Issuance of shares for interest                        50,000             50            24,950                  -            25,000

Issuance of shares for leases                         112,242            112            60,987                  -            61,099

Net Loss                                                    -              -                 -           (571,649)         (571,649)
                                         ---------------------  -------------  ----------------   ----------------  ----------------
Balance - June 30, 2013                            18,469,769       $ 18,470       $ 3,434,881        $(3,175,471)        $ 277,880
                                         =====================  =============  ================   ================  ================

See the notes to these consolidated financial statements.

                                       3




                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
                                   (UNAUDITED)



                                                                                  June 30,               June 30,
                                                                                    2013                   2012
                                                                            -----------------------------------------------
Cash Flows from Operating Activities:
         Net Loss                                                                     $ (571,649)           $ (620,615)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                              25,000                30,584
         Stock issued for services                                                        17,500               192,209
         Amortization, Depreciation and Depletion                                         11,887                     -
         Asset Remediation expense                                                        38,637                     -
Adjustments to reconcile net loss to net cash used in operating activities:
         Increase in accounts receivable                                                 (10,091)               (8,478)
         Decrease (increase) in deposits and advances                                     (7,230)               (5,000)
         Increase in accounts payable                                                    165,144                35,500
         Increase in accrued liabilities                                                  (5,986)               20,594
                                                                            ---------------------    ------------------
Net Cash Used by Operating Activities                                                   (336,788)             (355,206)
                                                                            ---------------------    ------------------
Cash Flows from Investing Activities
         Purchase of leases                                                             (140,000)             (175,000)
         Purchase of machinery and equipment                                             (34,543)                    -
         Well rework                                                                    (100,243)             (198,500)
                                                                            ---------------------    ------------------
Net Cash Used in Investing Activities                                                   (274,786)             (373,500)
                                                                            ---------------------    ------------------
Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                       75,000                25,000
         Payments on other notes payable                                                (265,000)                    -
         Stock to be issued for services                                                  17,500                     -
         Proceeds from sale of common stock                                              433,500               267,500
         Proceeds from subscription receivable                                           136,500                     -
         Proceeds from exercise of warrants                                              584,500                     -
                                                                            ---------------------    ------------------
Net Cash Provided by Financing Activities                                                982,000               292,500
                                                                            ---------------------    ------------------
Net Increase (decrease) in Cash                                                          370,426              (436,206)

Cash and Cash Equivalents - Beginning of Period                                           57,709               487,501
                                                                            ---------------------    ------------------
Cash and Cash Equivalents - End of Period                                              $ 428,135              $ 51,295
                                                                            =====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                                      $ -                   $ -
                                                                            =====================    ==================
         Cash paid for income taxes                                                          $ -                   $ -
                                                                            =====================    ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for deposits and
                accounts payable                                                       $ 199,309              $ 17,250
                                                                            =====================    ==================
         Issuance of common stock for leases                                            $ 61,099                   $ -
                                                                            =====================    ==================

See the notes to these consolidated financial statements.

                                       4

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2012. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2012 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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



                                             Life in     June 30, 2013    December 31, 2012
               Asset Type                     Years
------------------------------------------ ------------ ------------------ -------------------
Machinery                                     5 - 7               $51,043         $    16,500
                                           ------------ ------------------ -------------------
Subtotal                                                           51,043              16,500
Less Accumulated Depreciation                                     (1,949)                   -
                                           ------------ ------------------ -------------------
Net Book Value                                                    $49,094         $    16,500
                                           ============ ================== ===================


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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's unaudited consolidated financial statements for the six months ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $571,649 for the six months ended June 30, 2013, and an accumulated deficit of $3,175,471 as of June 30, 2013. At June 30, 2013, the Company had a working capital deficit of $369,332.

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

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of June 30, 2013:


                                                                       June 30,          December 31,
                                                                         2013               2012
                                                                  ------------------- ------------------
Proved   properties                                                    $ 1,004,300           $803,200
Unproved properties                                                              -                  -
                                                                  ------------------- ------------------
                                                                       $ 1,004,300           $803,200
            Accumulated depletion                                            4,394              2,047
                                                                  ------------------- ------------------
                                                                          $999,906           $801,153
                                                                  =================== ==================

During the six months ended June 30, 2013 and 2012, the Company recognized a depletion expense of $4,394 and $-0-, respectively ($1,520 and $-0- for the three months ended June 30, 2013 and 2012, respectively).

Natural Buttes

The Company purchased a farmout of deep right interests in approximately 5,366 gross and 4,887 net acres in the central part of the Uintah Basin at Natural Buttes in Utah during July 2011, such purchase agreement was amended in December 2011. The final purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock (2,000,000 shares.) The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

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

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:
$175,000 cash; and a $150,000 convertible promissory note. The convertible promissory note had an interest rate of 8% and was paid in full on May 20, 2013.

During the six months ended June 30, 2013, the Company expended $100,243 in connection with the re-work of the wells on this property.

On June 4, 2013, the Company and Pride Ventures, LLC and James Woolsey entered into a Purchase and Sale Agreement, whereby, the Company acquired all right and title to certain mineral estates in Grand County, Utah. The transaction had a closing date of June 17, 2013.

The mineral estates include 4,435 acres, 9 well bores and space to drill additional wells. In addition, the Company acquired Pride's natural gas gathering system, which interconnects with the Company's existing gathering system, thereby reducing new pipe gathering system construction by several miles. The Company has acquired 100% of the working interests in the estates.

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock, as follows: (a) $75,000 in cash; and $25,000 in the form of 50,000 shares of the Company's restricted common stock.

The properties are located in Grand County, Utah in the Greater Cisco area of the Uintah Basin and are located in the vicinity of the Company's existing properties in the Greater Cisco area.

Musselshell County, Montana

On June 14, 2013, the Company and Jake Oil, LLC ("Jake") entered into a Purchase and Sale Agreement, whereby, the Company acquired all right and title to oil and gas leases for a total of 559 gross acres in the Unit for the 1st Cat Creek formation in the Musselshell County, Montana. In exchange for such oil and gas leases, the Company paid $25,000 in cash and a 5% working interest.

The property includes 6 wells in a field to be water flooded that needs the wells to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

In addition, the Company and S&L Energy, Inc. ("S&L") entered into a Purchase and Sale Agreement, whereby the Company acquired all right and title to oil and gas leases for a total of 722 gross acres in the Musselshell County, Montana.

The property includes 120 acres for all zones other than the 1st Cat Creek. The 1st Cat Creek formation on the 120 acres was previously acquired from Jake Oil LLC.

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows: $65,000 in cash; and $36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

The properties are located in the Mason Lake field in Central Montana in the Amsden (Alaska Bench) Formation which is late Mississippian to Early Pennsylvanian in age. The Amsden formation is a series of sandstone, shale and limestone, which was deposited under marine conditions in the Paleozoic Era. The Amsden Formation overlays the Tensleep Formation and is above the Heath Formation, traditionally known as the Pennsylvanian Tyler Sand Play area. The 1st Cat Creek is at a depth of approximately 4,200 feet and is above the Amsden formation.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

In May 2012, the Company, as part of the purchase of Cisco Pacific, issued the seller a $150,000 convertible promissory note. On May 31, 2013, the outstanding principal and accrued interest was paid in full for cash of $162,000.

NOTE 6 - SUBSCRIPTIONS RECEIVED

During the six months ended June 30, 2013, the Company had outstanding subscriptions receivable of $386,500 to purchase 773,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the shares in July 2013.

During the year ended December 31, 2012, the Company had outstanding subscriptions receivable of $250,000 to purchase 500,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 500,000 shares in March 2013.

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

In December 2011, as part of the amendment of the purchase agreement for the Natural Buttes, the terms and the amounts of the notes were modified. The amount of the $100,000 note was reduced to $75,000 and the due date changed to July 5, 2013. The $250,000 note was reduced to $100,000, the conversion rate of $5 removed and the due date of the note remained at July 5, 2013. At June 30, 2013, the Company owed $100,000 under the note.

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of June 30, 2013, the Company had made total payments principal payments of $30,000 and still owed $40,000 on the note.

As part of the Settlement with Bridge Industries, discussed in Note 11, the Company has agreed to pay Bridge Industries a total of $100,000 in two tranches of $50,000 due on March 31, 2013 and June 30, 2013. As of June 30, 2013, the amount was paid in full.

NOTE 8 - LONG TERM NOTE PAYABLES, CONVERTIBLE

During the three months ended June 30, 2013, the Company issued its Class A Secured Convertible Promissory Notes ("Class A Promissory Notes") in exchange for $75,000, used to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by oil and gas leases held by South Uintah in the Natural Buttes area. During the three months ended March 31, 2013, the Company paid accrued interest through the issuance of 50,000 shares of its restricted common stock valued at $0.50 per share. During the quarter ended June 30, 2013, the Company issued the holder a Class A Promissory Note, as a replacement of the original note, with the terms described above.

At June 30, 2013, the Company had $575,000 in outstanding Class A Promissory Notes adnd has accrued $9,855 in interest in connection with the Class A Promissory Notes.

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

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2013, the Company had 18,469,769 shares of its common stock issued and outstanding.

During the six months ended June 30, 2013, the Company issued 367,000 shares of its restricted common stock for $183,500 at a price of $0.50 per share.

During the six months ended June 30, 2013, the Company issued 500,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $250,000.

During the six months ended June 30, 2013, the Company issued 396,000 shares of its restricted common stock upon the exercise of warrants at $0.50 per share.

During the six months ended June 30, 2013, the Company issued 35,000 shares of its restricted common stock for investor relation services valued at $17,500.

During the six months ended June 30, 2013, the Company issued 50,000 shares of its restricted stock as a payment of $25,000 in interest on its outstanding long term $500,000 note payable.

During the six months ended June 30, 2013, the Company issued 50,000 shares of its restricted common stock as part of the purchase price of oil and gas leases in Cisco, Utah as described in Note 3. The shares were valued at $0.50 per share for a total value of $25,000.

During the six months ended June 30, 2013, the Company issued 62,242 shares of its restricted common stock as part of the purchase price of oil and gas leases in Montana, as described in Note 3. The shares were valued at $0.50 per share for a total value of $36,100.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the six months ended June 30, 2013 and the year ended December 31, 2012, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Warrants

During the six months ended June 30, 2013, the Company issued 396,000 shares in connection with the exercise of warrants at $0.50 per share. During the six months ended June 30, 2013, the Company received exercise notices and funds of $386,500 for the exercise of 773,000 shares. These shares were issued subsequent to June 30, 2013 and as such are shown as a subscription receivable at June 30, 2013. In addition, the Company received exercise notices for an additional 831,000 shares, the $415,000 in funds were not received by the Company until after June 30, 2013.

A summary of warrant activity for the six months ended June 30, 2013 is presented below:


                                                                        Weighted Average
                                                              --------------------------------------
                                                                                      Remaining
                                             Shares Under                            Contractual
                                               Warrant              Exercise Price      Life
                                           ------------------ ------------------- ------------------
Outstanding at December 31, 2012                   7,500,000               $1.25               2.44
   Granted                                                 -                   -                  -
   Exercised                                     (2,000,000)               $0.50                  -
   Expired                                                 -                   -                  -
                                           ------------------ ------------------- ------------------
Outstanding at June 30, 2013                       5,500,000               $1.53               2.24
                                           ================== =================== ==================

NOTE 11 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the six months ended June 30, 2013, and therefore has paid no income tax.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                         Estimated NOL               Valuation       Net Tax
                                       Carry-forward benefit         Allowance       Benefit
                                       =========================================================
             June 30, 2013                       $635,094             $(635,094)          -
           December 31, 2012                     $520,764             $(520,764)          -


NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to June 30, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

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

During the first six months of 2013, we continued our re-work efforts on our properties in the Cisco Springs oil and gas field in the Uintah Basin of Grand County, Utah; performance of geological analysis of existing properties and the identification of potential properties for acquisition. Re-work efforts in the Cisco Springs field focused on the Company's 5A well and the well is now being tested and results of the testing are being evaluated.

Property Acquisitions

On June 4, 2013, the Company and Pride Ventures, LLC and James Woolsey entered into a Purchase and Sale Agreement, whereby, the Company acquired all right and title to certain mineral estates in Grand County, Utah. The transaction had a closing date of June 17, 2013.

The mineral estates include 4,435 acres, 9 well bores and space to drill additional wells. In addition, the Company acquired Pride's natural gas gathering system, which interconnects with the Company's existing gathering system, thereby reducing new pipe gathering system construction by several miles. The Company has acquired 100% of the working interests in the estates.

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock, as follows: (a) $75,000 in cash; and $25,000 in the form of 50,000 shares of the Company's restricted common stock.

The properties are located in Grand County, Utah in the Greater Cisco area of the Uintah Basin and are located in the vicinity of the Company's existing properties in the Greater Cisco area.

On June 14, 2013, the Company and Jake Oil, LLC ("Jake") entered into a Purchase and Sale Agreement, whereby, the Company acquired all right and title to oil and gas leases for a total of 559 gross acres in the Unit for the 1st Cat Creek formation in the Musselshell County, Montana. In exchange for such oil and gas leases, the Company paid $25,000 in cash and a 5% working interest.

The property includes 6 wells in a field to be water flooded that needs the wells to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

In addition, the Company and S&L Energy, Inc. ("S&L") entered into a Purchase and Sale Agreement, whereby the Company acquired all right and title to oil and gas leases for a total of 722 gross acres in the Musselshell County, Montana.

The property includes 120 acres for all zones other than the 1st Cat Creek. The 1st Cat Creek formation on the 120 acres was previously acquired from Jake Oil LLC.

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows: $65,000 in cash; and $36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

The properties are located in the Mason Lake field in Central Montana in the Amsden (Alaska Bench) Formation which is late Mississippian to Early Pennsylvanian in age. The Amsden formation is a series of sandstone, shale and limestone, which was deposited under marine conditions in the Paleozoic Era. The Amsden Formation overlays the Tensleep Formation and is above the Heath Formation, traditionally known as the Pennsylvanian Tyler Sand Play area. The 1st Cat Creek is at a depth of approximately 4,200 feet and is above the Amsden formation.

Financing Efforts

During the six months ended June 30, 2013, the Company issued 367,000 shares of its restricted common stock for $183,500 at a price of $0.50 per share.

During the six months ended June 30, 2013, the Company issued $75,000 in Class A Secured Convertible Promissory Notes in exchange for $75,000 in cash to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

During the six months ended June 30, 2013, the Company received funds of $198,000 in the connection with the exercise of warrants for 396,000 shares of its common stock at an exercise price of $0.50 per share. Subsequent to June 30, 2013, the Company received $629,827 in connection with the exercise of warrants for 1,473,000 shares of its common stock at an exercise price of $0.50 per share.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2013, the Company recognized revenues of $10,091 from its operational activities compared to $10,364 during the six months ended June 30, 2012.

                                               During the Three Months Ended
                                                          June 30,
                                                 2013                2012
                                           ------------------ ------------------
Revenues                                       $10,091              $10,364
Number of Barrels
Average Price Per Barrel

During the three months ended June 30, 2013, the Company recognized a direct cost of revenue of $51,101. During the three months ended June 30, 2013, the Company recognized depletion and depreciation expenses of $1,522. This resulted in a negative gross profit of ($42,532). During the three months ended June 30, 2012, the Company did not recognize a direct cost of revenue nor depletion and depreciation expense, as the sales resulted from product that had been already extracted prior to the Company's purchase of the properties.

During the three months ended June 30, 2013, we incurred total operational expenses of $315,693 compared to $363,106 during the three months ended June 30, 2012. The decrease of $47,413 was a result of the $33,413 decrease in office combined with a $14,000 decrease in consulting expenses. The $33,413 decrease in office expenses was a result of a $68,750 decrease in investor relation expenses, offset by a $25,200 increase in auditing fees combined with a $38,637 increase in asset recovery obligations.

During the three months ended June 30, 2013, we recognized a net loss of $381,483 compared to a net loss of $382,956 during the three months ended June 30, 2012. The decrease of $1,473 was a result of the $51,101 and $1,522 increases in direct cost of revenues and depreciation and depletion expenses offset by a $47,413 decrease in operational expenses combined with a $6,956 decrease in interest expense.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

During the six months ended June 30, 2013, the Company recognized revenues of $21,722 from its operational activities compared to $10,364 during the six months ended June 30, 2012.

                                                During the Six Months Ended
                                                          June 30,
                                                 2013                2012
                                           ------------------ ------------------
Revenues                                      $21,722              $10,364
Number of Barrels
Average Price Per Barrel

During the six months ended June 30, 2013, the Company recognized a direct cost of revenue of $90,213. During the six months ended June 30, 2013, the Company recognized depletion and depreciation expenses of $9,938. This resulted in a negative gross profit of ($78,429). During the six months ended June 30, 2012, the Company did not recognize a direct cost of revenue nor depletion and depreciation expense, as the sales resulted from product that had been already extracted prior to the Company's purchase of the properties.

During the six months ended June 30, 2013, we incurred total operational expenses of $454,094 compared to $582,906 during the three months ended June 30, 2012. The decrease of $128,812 was a result of the $117,082 decrease in office combined with an $11,730 decrease in consulting expenses. The $128,812 decrease in office expenses was a result of a $103,000 decrease in investor relation expenses combined with a $239,317 decrease in receivable reserve expense, offset by a $40,420 increase in well services and analysis, a $23,699 increase in auditing fees and a $25,469 increase in travel expenses combined with a $38,637 increase in asset recovery obligations.

During the six months ended June 30, 2013, we recognized a net loss of $571,649 compared to a net loss of $620,615 during the six months ended June 30, 2012. The decrease of $48,966 was a result of the $11,358 increase in revenues offset by the $90,213 and $9,938 increases in direct cost of revenues and depreciation and depletion expenses offset by a $128,812 decrease in operational expenses combined with a $9,517 decrease in interest expense.

LIQUIDITY
---------

At June 30, 2013, the Company had total current assets of $440,982, consisting of cash of $428,135, accounts receivable of $10,091 and prepaid expenses of $2,756. At June 30, 2013, the Company had total current liabilities of $810,314, consisting of, accounts payable of $194,032, accrued liabilities of $72,282, subscription payable of $386,500 and stock owed for services of $17,500 and notes payables of $140,000. At June 30, 2013, we have a working capital deficit of $369,332.

During the six months ended June 30, 2013, we used cash of $336,788 in operations. During the six months ended June 30, 2013, we recognized a net loss of $571,649, which was adjusted for the non-cash items of accrued interest of $25,000, services of $17,500 paid in common stock and depletion and depreciation of $11,887 and asset remediation expense of $38,637.

During the six months ended June 30, 2012, we used cash of $355,206 in operations. During the six months ended June 30, 2012, the Company recognized a net loss of $620,215, which was adjusted for the non-cash items of $30,584 in interest paid for using stock and $192,209 in services paid for with stock.

During the six months ended June 30, 2012, we used cash of $355,206 in operations. During the six months ended June 30, 2012, the Company recognized a net loss of $620,615, which was adjusted for the non-cash items of $30,584 in interest paid for using stock and $192,209 in services paid for with stock.

During the six months ended June, 2013, we used $274,786 in our investing activities, $100,243 in the re-work efforts of our wells in the Cisco Springs Field and $174,543 in the acquisition of additional oil and gas leases and equipment. During the six months ended June 30, 2012, we used $375,000 in our investing activities, $198,500 in the development of our 22-1 well and $175,000 in the purchase of oil and gas leases in the Greater Cisco area.

During the six months ended June 30, 2013, we received $982,000 from our financing activities compared to $292,500 during the six months ended June 30, 2012.

During the three months ended June 30, 2013, the Company issued its Class A Secured Convertible Promissory Notes ("Class A Promissory Notes") in exchange for $75,000, used to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

During the six months ended June 30, 2013, the Company made payments of $265,000 on outstanding promissory notes.

During the six months ended June 30, 2013, the Company issued 367,000 shares of its restricted common stock for $183,500 at a price of $0.50 per share. During the six months ended June 30, 2013, the Company issued 500,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $250,000.

During the six months ended June 30, 2013, the Company issued 396,000 shares in connection with the exercise of warrants at $0.50 per share. During the six months ended June 30, 2013, the Company received exercise notices and funds of $386,500 for the exercise of 773,000 shares. These shares were issued subsequent to June 30, 2013 and as such are shown as a subscription receivable at June 30, 2013. In addition, the Company received exercise notices for an additional 831,000 shares, the $415,000 in funds were not received by the Company until after June 30, 2013.

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

We have concluded that our internal controls over financial reporting were ineffective as of June 30, 2013, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

ITEM 1.  LEGAL PROCEEDINGS

            None.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2013 through June 30, 2013, the Company has made the following unregistered issuances of its securities.



        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------

         April 2013                Common Shares           850,000               $425,000            Business Associate
           through
        June 30, 2013
          May 2013                 Common Shares            25,000               Services            Business Associate
         April 2013                Common Shares           336,000               $168,000             Warrant Holders
           Through
        June 30, 2013
          June 2013                Common Shares            50,000          Acquisition of Oil       Business Associate
                                                                              and Gas Leases
          June 2013                Common Shares            62,242          Acquisition of Oil       Business Associate
                                                                              and Gas Leases
      April & May 2013                Class A                 --                 $75,000                  Business
                                    Convertible                                                          Associates
                                  Promissory Notes

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





                                                  HINTO ENERGY, INC.
                                                  -----------------
                                                    (Registrant)



Dated:   August 12, 2013         By:  /s/ George Harris
                                     ----------------
                               George Harris (Chief Executive Officer,
                               Chief Financial Officer and Principal Accounting Officer)