Form 10-Q
period 2013-09-30
HINTO ENERGY, INC
filed 2013-11-18
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2013, there were 21,781,769 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                        Page

                  Balance Sheets - September 30, 2013 and December 31, 2012             1

                  Statements of Operations  -
                           For Three and Nine Months Ended September 30, 2013 and 2012  2

                  Statements of Changes in Shareholders' Equity -
                            For the Nine Months Ended September 30, 2013                3

                  Statements of Cash Flows -
                           For the Nine Months Ended September 30, 2013 and 2012        4

                  Notes to the Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                            22

Item 4.  Controls and Procedures                                                       23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                            25

Item 1A.  Risk Factors -  Not Applicable                                               25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   25
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                              25

Item 4.  Mine Safety Disclosure - Not Applicable                                       25

Item 5.  Other Information - Not Applicable                                            25

Item 6.  Exhibits                                                                      25
SIGNATURES                                                                             27


                                                                PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            September 30,     December 31,
                                                                               2013              2012
                                                                          ---------------   ---------------



Assets
        Current Assets:
               Cash                                                            $ 308,945          $ 57,709
               Accounts Receivable                                                20,656                 -
               Deposits                                                           15,137            (4,473)
                                                                          ---------------   ---------------
        Total Current Assets                                                     344,738            53,236
                                                                          ---------------   ---------------

        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $4,769 and $0, respectively                               54,298            16,500
                                                                          ---------------   ---------------
        Oil and Natural Gas Properties:
               Proved Properties                                               1,004,300           803,200
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      368,353           213,555
               Less Accumulated Depreciation and Depletion                       (48,522)          (24,283)
                                                                          ---------------   ---------------
        Total Oil and Natural Gas Properties                                   1,324,131           992,472
                                                                          ---------------   ---------------

        Other Assets:
               Deposits                                                           25,000                 -
                                                                          ---------------   ---------------
Total Assets                                                                 $ 1,748,167       $ 1,062,208
                                                                          ===============   ===============

Liabilities and Stockholders' Equity (Deficit)
        Current liabilities
               Accounts payable                                                 $ 98,366          $ 28,888
               Accrued liabilities                                                61,008            78,268
               Subscription received                                                   -           250,000
               Notes payable, other                                              125,000           405,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                284,374           762,156

        Asset recovery obligations                                               110,759            72,122
        Long term note payable                                                   575,000           500,000
                                                                          ---------------   ---------------

Total liabilities                                                              $ 970,133       $ 1,334,278
                                                                          ---------------   ---------------
Stockholders'  Equity (Deficit)
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         20,121,769 and 16,236,527 shares issued and outstanding
          at September 30, 2013 and December 31, 2012, respectively               20,122            16,237
        Additional paid-in capital                                             4,259,234         2,315,515
        Accumulated deficit                                                   (3,501,322)       (2,603,822)
                                                                          ---------------   ---------------
               Total Stockholders' Equity (Deficit)                              778,034          (272,070)
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity (deficit)                        $ 1,748,167        $ 1,062,208
                                                                          ===============   ===============


See the notes to these consolidated financial statements.

                                      1



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS END SEPTEMBER 30, 2013 AND 2012
                                   (UNAUDITED)


                                                                  Three Months Ended                      Nine Months Ended
                                                           September 30,       September 30,        September 30,    September 30,
                                                               2013                2012                2013               2012
                                                          ----------------    ----------------    ---------------   ----------------

Revenue:                                                         $ 21,107            $ 21,439           $ 42,829           $ 31,803

Direct Cost of Revenue                                             99,973              22,036            190,186             22,036
Depreciation and Depletion                                         14,301                   -             24,239                   -
                                                          ----------------    ----------------    ---------------   ----------------
                                                                  (93,167)               (597)          (171,596)             9,767

Operational expenses:
      Office expenses                                             109,092              19,045            415,186            442,196
      Consulting fees                                             106,200             130,375            254,200            290,105
                                                          ----------------    ----------------    ---------------   ----------------
          Total operational expenses                              215,292             149,420            669,386            732,301
                                                          ----------------    ----------------    ---------------   ----------------
Other Income (Expenses)
      Litigation Settlement Expense                                     -                   -               (570)                  -
      Interest expense                                            (17,392)            (19,875)           (55,948)           (67,948)
                                                          ----------------    ----------------    ---------------   ----------------
          Total other income (expense)                            (17,392)            (19,875)           (56,518)           (67,948)
                                                          ----------------    ----------------    ---------------   ----------------
Net loss                                                       $ (325,851)         $ (169,892)        $ (897,500)        $ (790,482)
                                                          ================    ================    ===============   ================
Per share information

Net loss per common share
      Basic                                                       $ (0.02)            $ (0.01)           $ (0.05)           $ (0.06)
      Fully diluted                                                     *                   *                  *                   *
                                                          ================    ================    ===============   ================
Weighted average number of common
      stock outstanding                                        17,751,667          14,454,065         18,098,869          13,775,541
                                                          ================    ================    ===============   ================
      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.


                                      2



                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
                                   (UNAUDITED)

                                                                                          Additional
                                                      Common Stock                          paid-in          Accumulated
                                                    Number of Shares     Amount             Capital            Deficit
                                                  ---------------------  -------------  ----------------   ----------------
Balance - January 1, 2013                                   16,236,527       $ 16,237       $ 2,315,515        $(2,603,822)

Issuance of Shares for cash                                  1,663,000          1,663           829,842                  -

Issuance of shares for warrant exercise                      2,000,000          2,000           998,000                  -

Issuance of shares for services                                 60,000             60            29,940                  -

Issuance of shares for interest                                 50,000             50            24,950                  -

Issuance of shares for leases                                  112,242            112            60,987                  -

Net Loss                                                             -              -                 -           (897,500)
                                                  ---------------------  -------------  ----------------   ----------------
Balance - September 30, 2013                                20,121,769       $ 20,122       $ 4,259,234        $(3,501,322)
                                                  =====================  =============  ================   ================

See the notes to these consolidated financial statements.

                                      3


                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
                                   (UNAUDITED)
(Continued)


                                                  Total
                                               Stockholders'
                                                 Equity
                                             ----------------
Balance - January 1, 2013                       $ (272,070)

Issuance of Shares for cash                        831,505

Issuance of shares for warrant exercise          1,000,000

Issuance of shares for services                     30,000

Issuance of shares for interest                     25,000

Issuance of shares for leases                       61,099

Net Loss                                          (897,500)
                                           ----------------
Balance - September 30, 2013                     $ 778,034
                                           ================

See the notes to these consolidated financial statements.
                                       4



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
                                   (UNAUDITED)





                                                                               September 30,           September 30,
                                                                                    2013                   2012
                                                                            -----------------------------------------------
Cash Flows from Operating Activities:
         Net Loss                                                                     $ (897,500)           $ (790,482)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                              25,000                30,898
         Stock issued for services                                                        30,000               203,834
         Amortization, Depreciation and Depletion                                         29,008                     -
         Asset Remediation expense                                                        38,637                     -
Adjustments to reconcile net loss to net cash used in operating activities:
         Increase in accounts receivable                                                 (20,656)               (4,112)
         Decrease (increase) in deposits and advances                                    (44,606)               20,000
         Increase in accounts payable                                                     69,478                76,444
         Increase in accrued liabilities                                                 (17,260)               20,057
                                                                            ---------------------    ------------------
Net Cash Used by Operating Activities                                                   (787,899)             (443,361)
                                                                            ---------------------    ------------------
Cash Flows from Investing Activities
         Purchase of leases                                                             (140,000)             (175,000)
         Purchase of machinery and equipment                                             (42,567)                    -
         Well rework                                                                    (154,798)             (198,500)
                                                                            ---------------------    ------------------
Net Cash Used in Investing Activities                                                   (337,365)             (373,500)
                                                                            ---------------------    ------------------
Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                       75,000                25,000
         Payments on other notes payable                                                (280,000)               (5,000)
         Proceeds from sale of common stock                                              581,500               317,500
         Proceeds from exercise of warrants                                            1,000,000                     -
                                                                            ---------------------    ------------------
Net Cash Provided by Financing Activities                                              1,376,500               337,500
                                                                            ---------------------    ------------------
Net Increase (decrease) in Cash                                                          251,236              (479,361)

Cash and Cash Equivalents - Beginning of Period                                           57,709               487,501
                                                                            ---------------------    ------------------
Cash and Cash Equivalents - End of Period                                              $ 308,945               $ 8,140
                                                                            =====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                                      $ -                   $ -
                                                                            =====================    ==================
         Cash paid for income taxes                                                          $ -                   $ -
                                                                            =====================    ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of notes payable for assets                                                $ -             $ 150,000
                                                                            =====================    ==================
         Issuance of common stock for deposits and
                accounts payable                                                             $ -             $ 199,309
                                                                            =====================    ==================
         Issuance of common stock for leases                                            $ 61,099                   $ -
                                                                            =====================    ==================

See the notes to these consolidated financial statements.
                                      5

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2013 and 2012
                                   (Unaudited)

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


                                             Life in      September 30,    December 31, 2012
               Asset Type                     Years           2013
------------------------------------------ ------------ ------------------ -------------------
Machinery                                     5 - 7               $59,067         $    16,500
                                           ------------ ------------------ -------------------
Subtotal                                                           59,067              16,500
Less Accumulated Depreciation                                     (4,769)                   -
                                           ------------ ------------------ -------------------
Net Book Value                                                   $ 54,298         $    16,500
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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine months ended September 30, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the nine months ended September 30, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's unaudited consolidated financial statements for the nine months ended September 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $897,500 for the nine months ended September 30, 2013, and an accumulated deficit of $3,501,322 as of September 30, 2013. At September 30, 2013, the Company had a working capital deficit of $60,364.

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

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of September 30, 2013:

                                                                    September 30,        December 31,
                                                                         2013               2012
                                                                  ------------------- ------------------
Proved   properties                                                    $ 1,004,300           $803,200
Unproved properties                                                              -                  -
                                                                  ------------------- ------------------
                                                                                 $           $803,200
                                                                         1,004,300
      Accumulated depletion
                                                                             5,019              2,047
                                                                  ------------------- ------------------
                                                                          $999,281           $801,153
                                                                  =================== ==================

During the nine months ended September 30, 2013 and 2012, the Company recognized a depletion expense of $5,019 and $-0-, respectively ($625 and $-0- for the three months ended September 30, 2013 and 2012, respectively).

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

During the nine months ended September 30, 2013, the Company did not expend any development costs in connection with the re-working of this well. During the year ended December 31, 2012, the Company expended $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well.

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

During the nine months ended September 30, 2013, the Company expended $100,243 in connection with the re-work of the wells on this property.

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

During the three months ended September 30, 2013, the Company spent $3,663 development costs in connection with the re-working of this field.


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

The property includes 6 wells in a field to be water flooded, with 2 wells placed on production. An additional 2 that needs the wells need to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

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

During the three months ended September 30, 2013, the Company spent $58,391 for development costs in connection with the re-working of this field.

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

In December 2011, as part of the amendment of the purchase agreement for the Natural Buttes, the terms and the amounts of the notes were modified. The amount of the $100,000 note was reduced to $75,000 and the due date changed to July 5, 2013. The $250,000 note was reduced to $100,000, the conversion rate of $5 removed and the due date of the note remained at July 5, 2013. At September 30, 2013, the Company owed $100,000 under the note. The Company is in the process of renegotiating the terms of the note.

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of September 30, 2013, the Company had made total payments principal payments of $30,000 and still owed $25,000 on the note. The Company is in discussions to extend the due date of the note.

As part of the Settlement with Bridge Industries, discussed in Note 11, the Company agreed to pay Bridge Industries a total of $100,000 in two tranches of $50,000 due on March 31, 2013 and June 30, 2013. As of September 30, 2013, the amount was paid in full.

NOTE 8 - LONG TERM NOTE PAYABLES, CONVERTIBLE

During the nine months ended September 30, 2013, the Company issued its Class A Secured Convertible Promissory Notes ("Class A Promissory Notes") in exchange for $75,000, used to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by a well bore held by South Uintah in the Natural Buttes area. During the three months ended March 31, 2013, the Company paid accrued interest through the issuance of 50,000 shares of its restricted common stock valued at $0.50 per share. During the quarter ended June 30, 2013, the Company issued the holder a Class A Promissory Note, as a replacement of the original note, with the terms described above.

At  September  30,  2013,  the  Company  had  $575,000  in  outstanding  Class A
Promissory Notes and has accrued $17,391 in interest in connection with the Class A Promissory Notes.

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

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2013, the Company had 20,121,769 shares of its common stock issued and outstanding.

During the nine months ended September 30, 2013, the Company issued 1,163,000 shares of its restricted common stock for $581,500 at a price of $0.50 per share.

During the nine months ended September 30, 2013, the Company issued 500,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $250,000.

During the nine months ended September 30, 2013, the Company issued 2,000,000 shares of its restricted common stock upon the exercise of warrants at $0.50 per share.

During the nine months ended September 30, 2013, the Company issued 60,000 shares of its restricted common stock for investor relation services valued at $30,000.

During the nine months ended September 30, 2013, the Company issued 50,000 shares of its restricted stock as a payment of $25,000 in interest on its outstanding long term $500,000 note payable.

During the nine months ended September 30, 2013, the Company issued 50,000 shares of its restricted common stock as part of the purchase price of oil and gas leases in Cisco, Utah as described in Note 3. The shares were valued at $0.50 per share for a total value of $25,000.

During the nine months ended September 30, 2013, the Company issued 62,242 shares of its restricted common stock as part of the purchase price of oil and gas leases in Montana, as described in Note 3. The shares were valued at $0.58 per share for a total value of $36,100.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the nine months ended September30, 2013 and the year ended December 31, 2012, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Warrants

During the nine months ended September 30, 2013, the Company received exercise notices and funds of $1,000,000 for the exercise of 2,000,000 shares.

During the nine months ended September 30, 2013, the Company issued a warrant exercisable for 100,000 shares of its common stock at $2.00 per share with a term of 3 years.

A summary of warrant activity for the nine months ended September 30, 2013 is presented below:


                                                                          Weighted Average
                                                                --------------------------------------
                                                                                        Remaining
                                               Shares Under                            Contractual
                                                  Warrant         Exercise Price          Life
                                             ------------------ ------------------- ------------------
Outstanding at December 31, 2012                     7,500,000               $1.25               2.44
   Granted                                             100,000                2.00                  -
   Exercised                                       (2,000,000)               $0.50                  -
   Expired                                                   -                   -                  -
                                             ------------------ ------------------- ------------------
Outstanding at September 30, 2013                    5,600,000               $1.54               2.29
                                             ================== =================== ==================

NOTE 11 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the nine months ended September 30, 2013, and therefore has paid no income tax.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                             Estimated NOL           Valuation       Net Tax
                                       Carry-forward benefit         Allowance       Benefit
                                       =========================================================

          September 30, 2013                     $700,264             $(700,264)          -
           December 31, 2012                     $520,764             $(520,764)          -

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to September 30, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS

We only began to recognize minimal revenues from our operations during the last half of 2012. We have minimal capital and, moderate cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the first nine months of 2013, we continued our re-work efforts on our properties in the Cisco Springs oil and gas field in the Uintah Basin of Grand County, Utah; performance of geological analysis of existing properties and the identification of potential properties for acquisition. Re-work efforts in the Cisco Springs field focused on the Company's 5A well and the well is now being tested and results of the testing are being evaluated.

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

The property includes 6 wells in a field to be water flooded and that needs the wells need to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

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

The properties are located in the Mason Lake field in Central Montana also containing in the Amsden (Alaska Bench) Formation which is late Mississippian to Early Pennsylvanian in age. The Amsden formation is a series of sandstone, shale and limestone, which was deposited under marine conditions in the Paleozoic Era. The Amsden Formation overlays the Tensleep Formation and is above the Heath Formation, traditionally known as the Pennsylvanian Tyler Sand Play area. The 1st Cat Creek is at a depth of approximately 4,200 feet and is above the Amsden formation.

During the three months ended September 30, 2013, we have focused our efforts in the Mason Lake Field on re-work activities including the laying of new pipeline and the rework of the water injection well.

Financing Efforts

During the nine months ended September 30, 2013, the Company issued 1,163,000 shares of its restricted common stock for $581,500 at a price of $0.50 to $0.58 per share.

During the nine months ended September 30, 2013, the Company issued $75,000 in Class A Secured Convertible Promissory Notes in exchange for $75,000 in cash to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

During the nine months ended September 30, 2013, the Company received funds of $1,000,000 in the connection with the exercise of warrants for 2,000,000 shares of its common stock at an exercise price of $0.50 per share.

We will need substantial additional capital to support our existing and proposed future energy operations. We have only recognized minimal and sporadic revenues. We have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

During the three months ended September 30, 2013, the Company recognized revenues of $21,107 from its operational activities compared to $21,439 during the three months ended September 30, 2012.


                                               During the Three Months Ended
                                                       September 30,
                                                 2013                2012
                                           ------------------ --------------------
Revenues                                        $21,107              $21,439
Number of Barrels                                327.52 bbls             339 bbls
Average Price Per Barrel                         $80.85               $63.24


During the three months ended September 30, 2013, the Company recognized a direct cost of revenue of $99,973. During the three months ended September 30, 2013, the Company recognized depletion and depreciation expenses of $14,301. This resulted in a negative gross profit of ($93,167). During the three months ended September 30, 2012, the Company recognized a direct cost of revenue of $22,036, but did not recognize depletion and depreciation expense, as the sales resulted, in part, from product that had been already extracted prior to the Company's purchase of the properties.

During the three months ended September 30, 2013, we incurred total operational expenses of $215,292 compared to $149,420 during the three months ended September 30, 2012. The increase of $65,872 was a result of the $90,047 increase in office expenses combined with a $24,175 decrease in consulting expenses. The $90,047 increase in office expenses was a result of a $20,490 in well services, a $19,182 increase in travel, meal and entertainment expense and $51,580 in well repair and maintenance.

During the three months ended September 30, 2013, we recognized a net loss of $325,851 compared to a net loss of $169,892 during the three months ended September 30, 2012. The increase of $155,959 was a result of the $77,937 and $14,301 increases in direct cost of revenues and depreciation and depletion expenses combined with a $65,872 increase in operational expenses and a $2,483 increase in interest expense.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013, the Company recognized revenues of $42,829 from its operational activities compared to $31,803 during the nine months ended September 30, 2012.


                                                During the Nine Months Ended
                                                       September 30,
                                                 2013                2012
                                           ------------------ --------------------
Revenues                                        $42,829              $31,803
Number of Barrels                                673.76 bbls          464.36 bbls
Average Price Per Barrel                         $63.56               $68.48


During the nine months ended September 30, 2013, the Company recognized a direct cost of revenue of $190,186. During the nine months ended September 30, 2013, the Company recognized depletion and depreciation expenses of $24,239. This resulted in a negative gross profit of ($171,596). During the nine months ended September 30, 2012, the Company recognized a direct cost of revenue of $22,036 but not a depletion and depreciation expense, as the sales, in part, resulted from product that had been already extracted prior to the Company's purchase of the properties.

During the nine months ended September 30, 2013, we incurred total operational expenses of $669,386 compared to $732,301 during the nine months ended September 30, 2012. The decrease of $62,915 was a result of the $27,010 decrease in office combined with a $35,905 decrease in consulting expenses. The $27,010 decrease in office expenses was a result of a $133,402 decrease in investor relation expenses combined with a $239,317 decrease in receivable reserve expense and a $30,161 decrease in legal expenses, offset by a $57,982 increase in well services and analysis, a $20,234 increase in professional fees, a $47,878 increase in travel expenses combined with a $38,637 increase in asset recovery obligations and a $51,579 increase in well repair and maintenance.

During the nine months ended September 30, 2013, we recognized a net loss of $897,500 compared to a net loss of $790,482 during the nine months ended September 30, 2012. The increase of $107,018 was a result of the $11,026 increase in revenues offset by the $168,150 and $24,239 increases in direct cost of revenues and depreciation and depletion expenses offset by a $62,915 decrease in operational expenses combined with a $12,000 decrease in interest expense.

LIQUIDITY

At September 30, 2013, the Company had total current assets of $344,738, consisting of cash of $308,945, accounts receivable of $20,656 and deposits of $15,137. At September 30, 2013, the Company had total current liabilities of $284,374, consisting of, accounts payable of $98,366, accrued liabilities of $61,008, and notes payables of $125,000. At September 30, 2013, we have a working capital surplus of $60,364.

During the nine months ended September 30, 2013, we used cash of $787,899 in operations. During the nine months ended September 30, 2013, we recognized a net loss of $897,500, which was adjusted for the non-cash items of accrued interest of $25,000, services of $30,000 paid in common stock and depletion and depreciation of $29,008 and asset remediation expense of $38,637.

During the nine months ended September 30, 2012, we used cash of $443,361 in operations. During the nine months ended September 30, 2012, the Company recognized a net loss of $790,482, which was adjusted for the non-cash items of $30,898 in interest paid for using stock and $203,834 in services paid for with stock.

During the nine months ended September 30, 2013, we used $337,365 in our investing activities, $154,798 in the re-work efforts of our wells in the Cisco Springs Field and $182,567 in the acquisition of additional oil and gas leases and equipment. During the nine months ended September 30, 2012, we used $373,500 in our investing activities, $198,500 in the development of our 22-1 well and $175,000 in the purchase of oil and gas leases in the Greater Cisco area.

During the nine months ended September 30, 2013, we received $1,376,500 from our financing activities compared to $337,500 during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company issued its Class A Secured Convertible Promissory Notes ("Class A Promissory Notes") in exchange for $75,000, used to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

During the nine months ended September 30, 2013, the Company made payments of $280,000 on outstanding promissory notes.

During the nine months ended September 30, 2013, the Company issued 1,163,000 shares of its restricted common stock for $581,500 at a price of $0.50 per share. During the nine months ended September 30, 2013, the Company issued 500,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $250,000.

During the nine months ended September 30, 2013, the Company issued 1,000,000 shares in connection with the exercise of warrants at $0.50 per share.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at September 30, 2013, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of September 30, 2013, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of July 1, 2013 through September 30, 2013, the Company has made the following unregistered issuances of its securities.



        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------

         August 2013               Common Shares            23,000               $11,500             Business Associate
         August 2013               Common Shares            25,000               Services            Business Associate
         July   2013               Common Shares           664,000               $332,000             Warrant Holders

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

     -----------

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





                                                        HINTO ENERGY, INC.
                                                         (Registrant)



Dated:   November 18, 2013           By:  /s/ George Harris
                                           ----------------
                                         George Harris (Chief Executive Officer,
                                         Chief Financial Officer
                                         and Principal Accounting Officer)