Form 10-K
period 2013-12-31
HINTO ENERGY, INC
filed 2014-04-15
CIK 1087734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2013

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

               5350 South Roslyn Road, Greenwood Village, CO 80111
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Common Stock
                                  -------------
                                (Title of class)

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


On March 31, 2014, the 15,306,875 shares of common stock were held by non-affiliates and had a value of $11,786,293 based on the average closing bid and ask.

There were 21,089,893 shares issued and outstanding of the registrant's Common Stock as of March 31, 2014.



                                                                                                  Page


                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                     1
ITEM 1 A.               Risk Factors                                                                 11
ITEM 1 B.               Unresolved Staff Comments                                                    19
ITEM 2                  Properties                                                                   20
ITEM 3                  Legal Proceedings                                                            26
ITEM 4                  Mine and Safety Disclosure                                                   26

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters
                        and Issuer Purchases of Equity Securities                                    27
ITEM 6                  Selected Financial Data                                                      30
ITEM 7                  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                        30
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                   37
ITEM 8                  Financial Statements and Supplementary Data                                  37
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                         37
ITEM 9 A.               Controls and Procedures                                                      37
ITEM 9 A(T).            Controls and Procedures
ITEM 9B                 Other Information                                                            38

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                      39
ITEM 11                 Executive Compensation                                                       42
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management
                        and Related Stockholder Matters                                              47
ITEM 13                 Certain Relationships and Related Transactions, and Director
                        Independence                                                                 49
ITEM 14                 Principal Accounting Fees and Services                                       51

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                      53
SIGNATURES                                                                                           78


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


South Uintah

South Uintah was incorporated in the State of Colorado in March 2011 and is headquartered in Denver, Colorado. South Uintah has interests in oil and gas properties in Utah. South Uintah acquired interests in approximately 5,366 gross acres in the Central part of the Uintah Basin, at Natural Buttes, Utah from a farmout. The acreage is located in a prolific gas production area from multiple hydrocarbon reservoirs such as: Castlegate, Mancos, Dakota, Buck Tongue, Emery, Frontier and Prairie Canyon. The upper zones above 9,800 feet (approximately) are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.


Hinto Energy

The Company intends to strive to be a low cost and effective producer of hydrocarbons and intends to develop the business model and corporate strategy as discussed herein.

The Company's approach to lease acquisition, development and production is founded on the discipline of only acquiring leases in areas of proven production. In most cases the leases that are under consideration have at one time contained producing oil or gas wells and currently have production or shut-in wells that are viable for work over and or re-completion. In addition, the Company attempts to seek our leases and producing properties that generate oil and gas at a depth of 6,500 feet or less, where rework and drilling costs are typically less. There are hundreds of wells in our area of interest that meet these criteria. In many instances, the wells were shut-in during a period of declining oil and gas prices and in most cases are ideal for our business model. Our business model is simple; strict adherence to lease acquisition surrounded by proven production, offering well workovers, re-completion, and enhanced oil recovery opportunities in the known producing formations, with long term production potential at a low cost of development, maintenance, and operation. The Company is not an exploration company, per se; rather it seeks leases with discovered oil and gas with current or prior production.

One strategy that is quickly growing in prominence and application with respect to petroleum is to use a development program approach. We describe our development plan approach as a set of techniques utilizing the injection of specific fluids such as: water, steam, natural gas, carbon dioxide, nitrogen, and various chemicals and surfactants intended to increase the amount of oil that can ultimately be extracted from any oil field. In addition, we intend to utilize some non-traditional techniques to gain better access to oil and gas, such as short drilling radius laterals and near well bore fracturing that does not use chemicals. Many oil exploration and production companies are using development program approaches to maximize the potential of old oil fields.

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

         We plan to spend up to $10,000,000 on acquisition, drilling, re-completion, and development programs, some of which were started in late 2011and will continue in 2014. We plan to raise these funds in Private Placements of Common Stock, Preferred Stock and/or convertible debt. All drilling capital expenditures in 2012 were incurred in Utah and we split between Utah and Montana in 2013. Many of our targeted prospects are in reservoirs that have demonstrated predictable geologic attributes and consistent reservoir characteristics, which typically lead to more repeatable drilling and re-completion results than those achieved through wildcats.

Achieve consistent reserve growth through repeatable development

         We intend to achieve consistent reserve growth over the next five years through a combination of acquisitions, rework and drilling. In 2013, we focused our efforts achieving production increases as a result of our re-work and re-completion activities on our Natural Buttes, Cisco and Mason Lakes projects. In 2014, we intend to continue to focus on our acquisition, re-completion, initial drilling and development programs. We anticipate that the majority of future reserve and production growth will come through the acquisition of production, the execution of our drilling and re-completion program, and on development activities on prospects of which we are aware, which include proved and unproved locations. Our targets generally will consist of locations in fields that demonstrate low variance in well performance, which leads to predictable and repeatable field development.

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

Develop improved techniques to obtain greater daily production and higher ultimate oil and gas recovery

         The Company implemented a plan of action to develop its own proprietary equipment design for boring lateral holes that extend into productive formations from the bores of existing wells. The engineering design provides for the potential to bore holes up to 300 feet out from the well bore with a diameter of from 1 to 2 inches at depths up to 2,000 feet. The Company believes based on its research that this process will bypass near well bore plugging and damage and open significant surface area from which low pressure shallow oil reserves can be recovered. To date the Company has expended approximately $200,000 in time and materials on the project, capitalizing approximately $74,000 of such expenses, and expects initial field trials in the second quarter or 2014. Ultimately, the engineering design will provide for drilling of small laterals at depths up to 8,000 feet.

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

OIL AND GAS PROJECTS

Our initial projects are centered on the Uintah Basin of Utah and in Musselshell County, Montana.

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

The Musselshell County area has been a producer of oil for many years. The area has produced from several pay zones such as the Muddy, Cat Creek and Amsden. There is also considerable interest in developing the Heath shale formation. Amsden oil wells in the area have flowed in excess of 300 barrels of oil per day, but the presence of water has often reduced the amount of oil ultimately recovered. There are opportunities for secondary recovery in fields that have reduced formation pressure as a result of primary production. Current higher oil prices often make these secondary recovery projects attractive.

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

In 2012, we began the re-work of Federal Conoco 22-1, a well which was drilled in 1972 to a depth of 20,053 feet. We believe that the well was shut in, primarily due to low gas prices at the time, mechanical production issues and a lack of proximity to a gas pipe line. We completed a lateral pipeline connection that is approximately 2,000 foot long to the Anadarko pipeline in late 2011, the early part of 2012.

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

Cisco Spring Field Properties
-----------------------------

On May 9, 2012, the Company and Pacific Energy and Mining Company ("Pacific") entered into an Asset Purchase and Sale Agreement ("The Pacific Agreement."). On June 7, 2012, the Company closed the transaction. As part of the Pacific Agreement, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah. The Cisco Springs Field is known to produce from the channel sands in the Mancos, Dakota and Morrison formations, with natural gas production from the Mancos and Dakota formations. Target formations often have stacked pay zones at depths from 500 to 2,200 feet.

The assets acquired include 4,783 gross acres in the Cisco Spring Fields with an 80% Net Revenue Interest (NRI) and approximately 3,827 net acres. The property includes 27 wells, some on production, some that need to be re-worked, connected to a gas pipeline, or offset drilled. The Company is beginning a rework program in early 2014 that will continue throughout the year. The Company also plans to apply for permits to drill several offset wells in 2013 and 2015.

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

On June 17, 2013, the Company expanded its holdings in the Cisco Springs area when it acquired a 100 percent Working Interest in Pride Ventures interest in approximately 4,400 acres. The property included 9 gas wells that need to be re-worked or offset drilled. The leases acquired also included a natural gas gathering system connected to a local pipeline that greatly simplifies collection and sale of natural gas from existing Company gas wells in the area.

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock as follows:

     -$75,000 in cash; and

     -$25,000 in the form of 50,000 shares of the Company's restricted common stock.

Musselshell County, Montana - Mason Lakes Field
-----------------------------------------------

On June 14, 2013, the Company entered into a Purchase and Sale agreement with Jake Oil, LLC and Mr. Eric Olsen and acquired all right and title to oil and gas leases in the Federal Unit for the 1st Cat Creek formation for 559 gross acres in the Musselshell County, Montana. The property included 6 wells in a field to be water flooded that needed the wells and field gathering system to be re-worked. During the second half of 2013 the Company worked to bring field production back online. As of the end of 2013, new production lines had been installed, existing lines repaired along with installation of oil/water separators and tank relocation. The injection well received State approval for use and the field began its initial trial production, with the water source well, water injection well and two production wells operating. The Company plans to rework the two production wells with larger pumping systems and increase fluids production in the first half of 2014. The Company believes it currently has sufficient capital to complete this project. After evaluation the increased production, the current field development plan, which calls for the drilling of several production and injection wells, will be re-evaluated for implementation.

In exchange for such mineral estates, the Company paid a total of $25,000 in a combination of cash and Carried Working Interest as follows:

                -$25,000 in cash; and
                -5 percent Carried Working Interest

On June 14, 2013, the Company acquired all right and title to additional oil and gas leases for 722 gross acres in the Mason Lakes Field area from S & L Energy, Inc. Approximately 120 gross acres are for formations other than the 1st Cat Creek formation Federal Unit mentioned previously. The other 602 gross acres are held by production by the production from the Mason Lakes Federal Unit. The Company plans to create a drilling development plan for this acreage in the next 12 to 24 months.

Initial target production zones are from 4,000 to 5,000 feet deep and include the 1St Cat Creek and Amsden formations. Deeper drilling prospects such as the Heath shale will also be evaluated for future opportunity.

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows:

     -$65,000 in cash; and

     -$36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

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

The above paragraphs only give a brief overview of potential state and federal regulations. Because we have only acquired specific properties, and because of the wide range of activities in which we may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on us.
                                       8

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

Title to Properties.
--------------------

We are not the record owner of our interest in our properties and rely instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have our interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we will conduct a title examination and attempt extremely significant defects before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

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

Number of Persons Employed.
--------------------------

As of December 31, 2013, Hinto had no full-time employees. George Harris, Gary Herick, David Keller, Kevin Blair and Max Sommer, officers and directors of Hinto, have Consulting and/or Corporate Advisor Agreements with our subsidiary South Uintah, which are on a month - to month basis. George Harris works up to 40 hours per week pursuant to his Consulting Agreement. The other Officers and Directors work on an as needed part-time basis up to 25 hours per week.

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

                       RISK FACTORS RELATED TO OUR COMPANY

Our business has an operating history of only a year and a half and is unproven and therefore risky.

We have only very recently begun operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and have a short history of operations.
------------------------------------------------------------------------

We were formed on February 13, 1997 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. Prior to the year ended December 31, 2012, we had no revenues in the last five years. During the year ended December 31, 2013, we did recognize revenues of $65,615 compared to $29,908 during the year ended December 31, 2012. We are not profitable and the business effort is considered to be in an early stage of operations. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

We have issued a total of 5,600,000 shares of common stock underlying Warrants exercisable at exercise prices ranging from $0.25 to $3.00 per share, which if exercised; we would receive proceeds totaling $7,700,000 from the exercise of the Warrants. We cannot provide any assurances that such warrants will be exercised or when they will be exercised.

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

We have warrants  issued and outstanding  which are convertible  into our common
--------------------------------------------------------------------------------
stock. A conversion of such equity  instruments  could have a dilutive effect to
--------------------------------------------------------------------------------
existing shareholders.
---------------------

At December 31, 2013, we have warrants issued and outstanding exercisable into 5,600,000 shares of our common stock at ranges from $0.50 to $3.00 per share. The warrants are exercisable in whole or in part. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

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

                           RISK FACTORS RELATING TO OUR BUSINESS

Our business,  the oil and gas business has numerous risks which could render us
--------------------------------------------------------------------------------
unsuccessful.
------------

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

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines; the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See "Our Business and Competition, Markets, Regulation and Taxation.")

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

We will pay no foreseeable dividends in the future.
----------------------------------------------------

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

REAL ESTATE.
------------

None.

PATENTS AND PATENT APPLICATIONS.
--------------------------------

None.

OIL AND GAS PROPERTIES.
-----------------------

Our oil and natural gas properties are located in the Uintah Basin, Utah in two fields, the Natural Buttes Field in Uintah County and the Greater Cisco Springs Field in Grand County and the Mason Lakes Field in Musselshell County, Montana.

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

In 2013, the Company expended $223,554 to further evaluate the best method to apply to enhance well production. During the year ended December 31, 2012, the Company subsequently expended an additional $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well. Since the leases are Held By Production and given low gas prices, the Company had placed expenditures for additional production enhancements on hold. The Company does plan to further evaluate methods to increase production in 2014.

Cisco Pacific
-------------

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

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:
$175,000 cash; and a $150,000 convertible promissory note. The convertible promissory note has an interest rate of 8% and is due May 30, 2013. The convertible promissory note and accrued interest could have been converted into shares of the Company's restricted common stock at $1.00 per share, but the note was instead repaid on June 1, 2013.

During 2013, the Company did expend some development costs to assess the potential for additional production enhancement from existing wells. During the year ended December 31, 2012, the Company did not expend any development costs in connection with the re-working of these wells. This included pulling pumps, rods and tubing, cleaning casing, logging and clearing lower well bores. Much of this work was done in anticipation of establishing wells on which to test the Company's lateral drilling technology in the first half of 2014. The Company anticipates expending from $250,000 to $500,000 on these activities and currently believes it has sufficient funds to complete these activities.

On June 17, 2013, the Company expanded its holdings in the Cisco Springs area when it acquired a 100 percent Working Interest in Pride Ventures interest in approximately 4,400 acres. The property included 9 gas wells that need to be re-worked or offset drilled. The leases acquired also included a natural gas gathering system connected to a local pipeline that greatly simplifies collection and sale of natural gas from existing Company gas wells in the area.

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock as follows:

         -$75,000 in cash; and
         -$25,000 in the form of 50,000 shares of the Company's restricted common stock.


Musselshell County, Montana - Mason Lakes Field
-----------------------------------------------

On June 14, 2013, the Company entered into a Purchase and Sale agreement with Jake Oil, LLC and Mr. Eric Olsen and acquired all right and title to oil and gas leases in the Federal Unit for the 1st Cat Creek formation for 559 gross acres in the Musselshell County, Montana. The property included 6 wells in a field to be water flooded that needed the wells and field gathering system to be re-worked. During the second half of 2013 the Company worked to bring field production back online. As of the end of 2013, new production lines had been installed, existing lines repaired along with installation of oil/water separators and tank relocation. The injection well received State approval for use and the field began its initial trial production, with the water source well, water injection well and two production wells operating. The Company plans to rework the two production wells with larger pumping systems and increase fluids production in the first half of 2014. The Company believes it currently has sufficient capital to complete this project. After evaluation the increased production, the current field development plan, which calls for the drilling of several production and injection wells, will be re-evaluated for implementation.

In exchange for such mineral estates, the Company paid a total of $25,000 in a combination of cash and Carried Working Interest as follows:

     -$25,000 in cash; and
     -5 percent Carried Working Interest

On June 14, 2013, the Company acquired all right and title to additional oil and gas leases for 722 gross acres in the Mason Lakes Field area from S & L Energy, Inc. Approximately 120 gross acres are for formations other than the 1st Cat Creek formation Federal Unit mentioned previously. The other 602 gross acres are Held By Production by production from the Mason Lakes Federal Unit. The Company plans to create a drilling development plan for this acreage in the next 12 to 24 months.

Initial target production zones are from 4,000 to 5,000 feet deep and include the 1St Cat Creek and Amsden formations. Deeper drilling prospects such as the Heath shale will also be evaluated for future opportunity.

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows:

         -$65,000 in cash; and
         -$36,100 payable in  restricted  common stock valued at $0.58 per share
            (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

Title to Properties
-------------------


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

Summary of Oil and Natural Gas Reserves
---------------------------------------

The following disclosure does not include any reserves attributable to our interests in the Natural Buttes or Musselshell County, Montana areas.

Proved Reserves

The following table sets forth our estimated net proved reserves as of December 31, 2013 and 2012.

                                                                        Reserves
                                                         2013                             2012
                                             -------------- --------------- --------------- -----------------
                                                  Oil        Natural Gas         Oil          Natural Gas
Estimated Proved Reserves Data:                 (MBbls)        (MMScf)         (MBbls)          (MMScf)
                                             -------------- --------------- --------------- -----------------
  Proved developed reserves                             23            20.8              24               -0-
  Proved undeveloped reserves                          313          282.01             243               147
                                             -------------- --------------- --------------- -----------------
  Total proved reserves                                336          302.81             267               147
                                             ============== =============== =============== =================


Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See "-- Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process."

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2013 and 2012 were 336 MBbls of oil and 302 MMScf of natural gas. Our proved undeveloped reserves at December 31, 2012, were 267 MBbls of oil and 147 MMScf of natural gas.

Qualifications   of  Technical  Persons  and  Internal  Controls  Over  Reserves
Estimation Process

Our reserve report for the year ended December 31, 2013 was prepared by RSM Resources, LLC, an independent petroleum engineer ("RSM"). RSM estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers ("SPE Standards") and definitions and guidelines established by the SEC, 100% of the proved reserve information for our onshore properties as of December 31, 2013.

Our reserve report for the year ended December 31, 2012 was prepared by Tariq Ahmed, an independent petroleum engineer ("Ahmed"). Ahmed estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers ("SPE Standards") and definitions and guidelines established by the SEC, 100% of the proved reserve information for our onshore properties as of December 31, 2012.

The principal person at RSM who prepared the reserve report is Mr. Richard K. Dembowski. Mr. Dembowski is the principal engineer at RSM Resources, LLC. RSM has over 25 years in the oil and gas industry in such areas as technical consulting, litigation support and reserve reporting.

Mr. George Harris, the Company's Chief Executive Officer and Chief Financial Officer, is primarily responsible for the determination of and the presentation of the reserves presented by the Company.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our internal staff of geoscience professionals who work closely with our independent petroleum engineer to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. We review with them our properties and discuss methods and assumptions used in their preparation of our fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of each of the RSM reserve report is reviewed with representatives of RSM and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the Ahmed reserve report and any internally estimated significant changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's collection of all required geologic, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See "Note 14 -- Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)" to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, RSM employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

Summary of Oil and Natural Gas Properties and Projects
-----------------------------------------------------

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the year ended December 31, 2013 and 2012. During the year ended December 31, 2013 and 2012, the Company did not have any production of or sales of natural gas.



                                                                              For the Years Ending
                                                                                  December 31,
                                                                              2013             2012
                                                                        ----------------- ----------------
Revenue
   Oil sales                                                                    $ 65,615         $ 29,208
Net production sold
   Oil (Bbl)                                                                       1,262              468
Average sales prices
  Oil ($/Bbl)                                                                     $51.91           $62.41
Costs and expenses (per Bbl)
  Lease operating expenses                                                             -                -
  Transportation and marketing expenses                                                -                -

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2013 and 2012:



                                          2013                                           2012
                                          ----                                           ----
                         Developed Acres        Undeveloped Acres       Developed Acres        Undeveloped Acres
                      ----------- ----------- ----------- ----------  ---------------------------------------------
                       Gross(1)    Net (2)      Gross        Net       Gross        Net        Gross        Net
                      ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Natural Buttes            80          64        5,575       5,079        80          64        5,575       5,079
Cisco Springs            550         496        8,938       8,610       270         216        4,783       3,827
Mason Lakes              520         494         602         562         -           -           -           -
                      ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Total                   1,150       1,054       15,115     14,251       350         280        10,358      8,906
                      =========== =========== =========== ========== =========== =========== =========== ==========
(1)      "Gross" means the total number of acres in which we have a working interest.
(2)      "Net" means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of December 31, 2013 and 2012:


                                        2013                                           2012
                                        ----                                           ----
                           Oil Wells         Natural Gas Wells         Oil Wells            Natural Gas Wells
                     ---------------------- -------------------- ---------------------- --------------------------
                      Gross(1)     Net(2)     Gross      Net       Gross       Net         Gross         Net
                     ------------ --------- ---------- --------- ---------- ----------- ------------ -------------
Natural Buttes            -          -          1        0.62        -          -            1           0.62
Cisco Springs
 (3,4)                   34          28         7         7         27          21           -            -
Mason Lakes               5         4.75        -         -          -          -            -            -
                     ------------ --------- ---------- --------- ---------- ----------- ------------ -------------
Total                    32        25.75        8        7.62       27          21           1           0.08
                     ============ ========= ========== ========= ========== =========== ============ =============

(1)      "Gross" means the total number of wells in which we have a working interest.
(2)      "Net" means the sum of the fractional working interest that we own in gross wells.
(3)      The  Company  has done  minimal  rework  on the 27 oil  wells and as it begins a more  intensive  rework  effort it may  discover  that some of these well may need to be plugged or abandoned.
(4)      Cisco Springs - The Company has done minimal  rework on the 7 gas wells and as it begins a more intensive  rework effort,  it may discover that some of these well may need to be plugged or abandoned.

Drilling Activity

The Company's operational activities are focused on re-work of existing wells for production purposes.

During the year ended December 31, 2012, the Company has subsequently expended an additional $213,555 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well in the Natural Buttes field. During 2013, Company has expended $223,554 in cash for re-work on wells not only in the Natural Buttes field, but also in the Mason Lakes field.

At December 31, 2013, the Company had no wells being drilled.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Hinto anticipates that it (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4.  MINING AND SAFETY DISCLOSURE.
-------------------------------------

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is a limited public trading market for the common stock. The Company's common stock is listed for trading on the OTCBB and the Over The Counter Markets OTCQB and has the symbol "HENI."

                                                   HIGH                   LOW
                                                   ----                   ---
Quarter Ended:
December 31, 2013                                  $0.89                 $0.69
September 30, 2013                                 $1.03                 $0.75
June 30, 2013                                      $1.01                 $0.79
March 31, 2013                                     $0.99                 $0.30

Quarter Ended:
December 31, 2012                                 $ 1.60                $ 0.30
September 30, 2012                                $ 1.01                $ 0.65
June 30, 2012                                     $ 1.50                $ 0.65
March 31, 2012                                    $ 1.75                $ 0.75

Holders

There are approximately 137 holders of record of Hinto's common stock as of December 31, 2013.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2012 and 2013, the Company made the following sales of its unregistered shares.


     DATE OF              TITLE OF              NO. OF               CONSIDERATION                CLASS OF
      SALE               SECURITIES             SHARES                                            PURCHASER
------------------ ------------------------ ---------------- ------------------------------ ----------------------
     January            Common Shares         11,446,931        Shares of South Uintah         Shareholders of
      2012                                                      pursuant to the Amended       South Uintah Gas
                                                                  Share Exchange and             Properties
                                                                 Acquisition Agreement
     January              Warrants             2,000,000       Warrants of South Uintah        Warrant holders
      2012                                                      pursuant to the Amended        Of South Uintah
                                                                  Share Exchange and           Gas Properties
                                                                 Acquisition Agreement

     January              Warrants             4,700,000       Warrants of South Uintah        Warrant holders
      2012                                                      pursuant to the Amended        of South Uintah
                                                                  Share Exchange and           Gas Properties
                                                                 Acquisition Agreement         (Directors and
                                                                                                  Officers)
    February            Common Shares           69,000                 Services                   Business
      2012                                                                                        Associate
   March 2012           Common Shares           410,000                $205,000                   Business
                                                                                                  Associate
  April 2012 -          Common Shares           55,000                 Services                   Business
    May 2012                                                                                      Associate
    May 2012            Common Shares           205,000                $102,500                   Business
                                                                                                  Associate
    June 2012           Common Shares           191,618          Outstanding Invoices             Business
                                                                                             Associate/Affiliate
    May 2012            Common Shares           25,000                 Interest                   Business
                                                                                                  Associate
    May 2012             Convertible               -                    $25,000                   Business
                       Promissory Note                                                            Associate
    September           Common Shares           50,724         Conversion of Convertible          Business
      2012                                                          Promissory Note               Associate
    September           Common Shares           100,000                 $50,000                   Business
      2012                                                                                        Associate
    September           Common Shares           23,250            Consulting Services             Business
      2012                                                                                        Associate
    December            Common Shares           200,000                $100,000                   Business
      2012                                                                                        Associate
    December            Common Shares           10,000            Consulting Services             Business
      2012                                                                                        Associate
    December            Common Shares           50,000                 Interest                   Business
      2012                                                                                        Associate
    December            Common Shares          1,400,000         Litigation Settlement            Business
      2012                                                                                        Associate
    December              Warrants              800,000          Litigation Settlement            Business
      2012                                                                                        Associate
    December            Subscription            500,000                $250,000                   Business





      2012                Agreement                                                               Associate
     January            Common Shares           850,000                $425,000                   Business
      2013                                                                                        Associate
     through
    February
      2013
    February            Common Shares           10,000                 Services                   Business
      2013                                                                                        Associate
   March 2013           Common Shares           50,000                 Interest                   Business
                                                                                                  Associate
   April 2013           Common Shares           850,000                 $425,000                   Business
     through                                                                                      Associate
    June 30,
      2013
    May 2013            Common Shares           25,000                  Services                   Business
                                                                                                  Associate
   April 2013           Common Shares           336,000                 $168,000               Warrant Holders
     Through
    June 30,
      2013
    June 2013           Common Shares           50,000             Acquisition of Oil              Business
                                                                     and Gas Leases               Associate
    June 2013           Common Shares           62,242             Acquisition of Oil              Business
                                                                     and Gas Leases               Associate
   April & May             Class A                --                    $575,000                   Business
      2013               Convertible                                                              Associates
                      Promissory Notes
   April 2013              Warrant              100,000         Attached to Convertible           Business
                                                                    Promissory Note               Associate
    July 2013           Common Shares           664,000                 $332,000               Warrant Holders
   August 2013          Common Shares           23,000                  $11,500                    Business
                                                                                                  Associate
   August 2013          Common Shares           25,000                  Services                   Business
                                                                                                  Associate
     October            Common Shares           30,000                  Interest                   Business
      2013                                                                                        Associate

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We only began to recognize minimal revenues from our operations during the last half of 2012. We have minimal capital and, moderate cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the year ended December 31, 2013, we continued our re-work efforts on our properties in the Cisco Springs oil and gas field in the Uintah Basin of Grand County, Utah; performance of geological analysis of existing properties and the identification of potential properties for acquisition. Re-work efforts in the Cisco Springs field focused on the Company's 5A well and the well is now being tested and results of the testing are being evaluated.

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

The property includes 6 wells in a field to be water flooded and the wells need to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

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

During the second half of 2013, we focused our efforts in the Mason Lake Field on re-work activities including the laying of new pipeline and the rework of the water injection well.

Financing Efforts

During the year ended December 31, 2013, the Company issued 1,163,000 shares of its restricted common stock for $581,500 at a price of $0.50 to $0.58 per share.

During the year ended December 31, 2013, the Company issued $75,000 in Class A Secured Convertible Promissory Notes in exchange for $75,000 in cash to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

During the year ended December 31, 2013, the Company received funds of $1,000,000 in the connection with the exercise of warrants for 2,000,000 shares of its common stock at an exercise price of $0.50 per share.

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations and the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of a rate of 10% per annum with quarterly interest payments starting in July 2014. The Note is convertible into shares of the Company's common stock at a rate of $1.25 per share. The Note has provisions for issuance of up to 480,000 warrants exercisable for shares of the Company's common stock, such warrants to be issued to the Noteholder based on the amount of note principal converted into common stock, if any. The warrants, if issued, would have a term of 3 years from the issuance of the promissory note and an exercise price of $2.00 per share.

The Note is secured by the assets consisting of the Company's leases and wells in Musselshell County, Montana.

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

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2013  Compared to the Year Ended  December 31,
2012

During the years ended December 31, 2013, the Company recognized revenues of $65,615 from its operational activities compared to $29,908 during the year ended December 31, 2012. Revenues increased by $35,707, as result of not only increased production at our Utah properties, but also as a result of oil produced in the testing of our field in Montana. Management expects that revenues will continue to increase in the next twelve months, as the field in Montana is brought into full production and re-work on properties in Utah, is continued. Management, though does not expect revenue to be sufficient enough to cover the full costs of operations and administrative expenses in the near future.

                                                   During the Years Ended
                                                        December 31,
                                                 2013                2012
                                           ------------------ --------------------
Revenues                                             $65,615              $29,908
Number of Barrels                              1,262.33 bbls             468 bbls
Average Price Per Barrel                              $51.97               $63.91

During the year ended December 31, 2013 and 2012, the Company recognized a direct cost of revenue of $389,866 and $204,387, respectively. An increase of $185,479, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana. Direct cost of revenue consists of the following items:


                                                                                       Increase /
                                                   2013               2012             (Decrease)
                                                   ----               ----         -   ----------
Field Expenses                                      $  157,400           $ 47,129             110,271
Well Repair and Maintenance                             99,316              6,123              93,193
Well Stimulation                                        19,305             54,399            (35,094)
Field tools and equipment                               11,937                  -              11,937
Field auto expenses                                     10,731                  -              10,731
Field utilities                                         13,344                  -              13,344
Taxes                                                      935                  -                 935
Freight                                                  3,920                331               3,589
Depletion                                                3,896              2,047               1,849
Amortization and depreciation                           30,445             22,236               8,209
Asset Recovery Obligation                               38,637             72,122            (33,485)
                                             ------------------ ------------------ -------------------
                                      TOTAL          $ 389,866          $ 204,387             185,479


During the years ended December 31, 2013, we recognized total operational expenses of $932,764 compared to $810,836 during the year ended December 31, 2012, an increase of $121,928. The increase was a result of increases of $50,766 in professional fees, $24,777 in travel and entertainment expenses and a $20,134 increase in insurance expense offset by a $28,774 decrease in advertising.

During the year ended December 31, 2013, we recognized a net loss of $1,332,312 compared to $1,776,527 during the year ended December 31, 2012. The decrease of $444,215 was a result of the $185,479 increase in direct revenue costs combined with the $121,928 increase in operational expenses offset by the increase of $35,707 in costs of revenue and a one-time gain on the write off of accrued liabilities along with a $17,815 finance cost associated with the issuance of a warrant with convertible debt and a decrease in the one-time litigation settlement expense of $704,247.

LIQUIDITY
---------

At December 31, 2013, the Company had total current assets of $129,615, consisting of $97,716 in cash, $29,886 in accounts receivable and $2,103 in deposits. At December 31, 2013, the Company had total current liabilities of $717,409, consisting of accounts payable of $127,601, accrued liabilities of $44,136, a stock subscription payable of $425,000 and notes payable of $115,000. At December 31, 2013, the Company had working capital deficit of $582,123.

During the year ended December 31, 2013, the Company used $1,270,927 in its operations. During the year ended December 31, 2013, we recognized a net loss of $1,314,497, which was reconciled for the non-cash items consisting of a $40,123 in interest converted to common stock, $30,000 in stock issued for services, $$40,006 in amortization, depreciation and depletion expense and $38,637 in asset remediation expense.

During the year ended December 31, 2012, the Company used $535,651 in its operations. During the year ended December 31, 2012, we recognized a net loss of $1,776,527, which was reconciled for the non-cash items consisting of a $37,418 in accrued interest converted to common stock, $174,435 in stock issued for services, $24,283 in depreciation and depletion and $72,122 in asset remediation expense.

During the year ended December 31, 2013, we used $480,566 in our investing activities. $140,000 of which was used to purchase properties, $42,567 to purchase machinery and equipment, $223,554 in the re-work of wells and $74,445 in the development of our technological process.

During the year ended December 31, 2012, we used $405,050 in our investing activities, $213,550 solely in the development of our 22-1 well, $175,000 on the purchase of certain oil and gas properties and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah, and $16,500 in the purchase of machinery.

During the year ended December 31, 2013, we received $1,791,500 from our financing activities compared to $497,500 during the year ended December 31, 2012.

During the year ended December 31, 2013, the Company issued 1,163,000 shares of its restricted common stock for $581,500 at a price of $0.50 to $0.58 per share.

During the year ended December 31, 2013, the Company issued $75,000 in Class A Secured Convertible Promissory Notes in exchange for $75,000 in cash to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

During the year ended December 31, 2013, the Company received funds of $1,000,000 in the connection with the exercise of warrants for 2,000,000 shares of its common stock at an exercise price of $0.50 per share.

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

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

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

Revenue and Accounts Receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expenses.

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of December 31, 2013 and 2012.

Dependence on Major Customers

For the fiscal year ended December 31, 2013, the Company's revenues were attributable to sales of oil to two customers. For the fiscal year ended December 31, 2012, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the fiscal years ended December 31, 2013 and 2012.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Hinto Energy, Inc. for the years ended December 31, 2013 and 2012 for the, appear as pages 53 through 73 at the end of the document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Management, consisting of the Company's Chief Executive Officer and Chief Financial Officer (the same individual) after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, as discussed further below.

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

We have concluded that our internal controls over financial reporting were ineffective as of December 31, 2013, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Hinto Energy, Inc. directors or executive officers, including their ages as of December 31, 2013.


         Name              Age                                Position                                 Term
------------------------ -------- ----------------------------------------------------------------- -----------
George Harris              64     Chief Executive Officer, Chief Financial Officer                  Annual
                                  and Director
Gary Herick                50     Vice President of Finance, Secretary and Director                 Annual
J. David Keller            59     Vice President of Exploration and Development and
                                  Director                                                          Annual
Max Sommer                 82     Director                                                          Annual
Kevin Blair                42     Director                                                          Annual

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

Mr.  Harris  enhances the Company's  Board of  Directors,  with not only for his
management  experience,   but  also  with  his  accounting  and  public  company
experience.

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

Mr. Herick is currently licensed with Capwest Securities, a FINRA member firm. He holds a Series 7 and 63 Licenses and is also a Registered Investment Advisor Representative.

He attended the University of Florida from 1981-1985 and holds a Bachelor of Science in marketing.

Mr. Herick enhances the Board of Directors with not only his securities background, but also provides the Board with his knowledge and experience in venture capital.

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

Mr. Keller provides the Board of Directors with both geology experience and oil and gas industry experience.

MAX P. SOMMER, DIRECTOR.

Since 1997, Mr. Sommer has served as the President, Rose Run Energy Company, Inc., providing Consulting and Oil and Gas Production activities mostly in the Appalachian Region. Mr. Sommer provided prospects to Oil and Gas Partnership which drilled and participated in 140 wells. Rose Run Energy sold its production in 2009. Mr. Sommer served as a director of Intercontinental Energy Corporation from 1976-1977 and as a director of Gerber Energy Corporation from 1977-1980, both public reporting companies. Starting in 2013, Mr. Sommer has provided Hinto Energy with consulting services in connection with its oil and gas production activities.

Mr. Sommer's received his doctorate degree in Geology-Paleontology in 1955 from the University of Basel, Switzerland.

Mr. Sommer's brings to the Board of Directors fifty-five years of experience in operations and management of geological and geophysical exploration activities for oil, gas and minerals in various countries.

Mr. Sommer provides the Board of Directors with his experience and knowledge of not only geology, but also oil and gas production.

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

Mr. Blair provides the Board of Directors with not only legal experience but also securities and investment experience.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2013, 2012 and 2011. The table sets forth this information for Hinto Energy, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

The compensation paid to Mr. Harris, Herick and Keller in 2011 was paid by South Uintah, the Company's majority shareholder, at the time.


                      SUMMARY EXECUTIVES COMPENSATION TABLE


                                                                   Non-equity Non-qualified
                                                                   incentive  deferred     All
                                                  Stock    Option  plan      compensation other
                                Salary    Bonus   awards   awards  compensati earnings compensation  Total
                                                                     ion
   Name & Position      Year     ($)       ($)      ($)     ($)       ($)        ($)         ($)       ($)
----------------------- ------ --------- -------- -------- ------- ---------- ----------- ---------- ---------
George Harris, CEO      2013   153,000      0        0       0         0          0           0      153,000
& CFO (1)               2012   127,000      0        0       0         0          0           0      127,000
                        2011    60,000      0       $55      0         0          0           0       60,055

Gary Herick, VP of      2013   125,000      0        0       0         0          0           0      125,000
Finance & Secretary     2012   140,000      0        0       0         0          0           0      140,000
(2)                     2011    85,000      0      $200      0         0          0           0       85,200

J. David Keller, VP     2013    10,000      0        0       0         0          0           0       10,000
Exploration &           2012    77,613      0        0       0         0          0           0       77,613
Development (3)         2011    55,000      0       $52      0         0          0           0       55,052


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


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive and Financial Officer and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2013 (the "Named Executive Officers"):



---------------- ------------------------------------------------------------- ----------------------------------------
                                        Option Awards                                       Stock awards
---------------- ------------------------------------------------------------- ----------------------------------------

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

---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
George                0            0             0           0          0         0        0          0          0
Harris (1)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------

---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
Gary Herick,          0            0             0           0          0      333,333  243,333       0          0
VP of
Finance (2)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------

---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
J. David              0            0             0           0          0         0        0          0          0
Keller, VP of
Exploration
&
Development (3)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------



(1) During the year ended December 31, 2011, Mr. Harris was issued warrants to purchase 550,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants have a term of 3 years. Warrants for 350,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share. At December 31, 2013, all of the shares underlying the warrants have vested.
(2) During the year ended December 31, 2011, Arrowhead Consulting, LLC, which Mr. Herick has control of, was issued a warrant to purchase an additional 1,000,000 shares of common stock, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrant is subject to vesting terms and has a term of 3 years. The Warrant has an exercise price of $2.00 per share. During the year ended December 31, 2013, 666,667 shares under the warrant were vested. The market value of the shares underlying the warrant is based upon a closing market price of $0.73 per share.
(3) During the year ended December 31, 2011, Mr. Keller was issued warrants to purchase 525,000 shares of common stock of South Uintah prior to the merger, which have been exchanged for warrants to purchase Hinto's common stock at the same terms. The warrants have a term of 3 years. Warrants for 325,000 shares have an exercise price of $1.00 per share and warrants for 200,000 shares have an exercise price of $3.00 per share. During the year ended December 31, 2012, the warrants vested in full.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

In August, 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the years ended December 31, 2013 and 2012, no options were issued under the 2011 Plan.

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

Mr. J. David Keller has entered into a Corporate Advisor/Consulting Agreement on August 4, 2011 with South Uintah to provide services as a director and the Vice President Exploration and Development to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for a cash retainer of $5,000 for the month of July 2011 and then $10,000 for each month thereafter. The Agreement provides for Mr. Keller to be issued 300,000 shares of South Uintah common stock and a warrant exercisable for 300,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. Mr. Keller became an employee of South Uintah on December 16, 2011, with a monthly base salary of $10,000. In 2012, Mr. Keller took a full time job elsewhere, though he has agreed to consult on an as needed basis with the Company.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2013:


                             DIRECTORS' COMPENSATION

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------


                Fees                                Non-equity    Non-qualified
                earned or                           incentive        deferred
                paid in     Stock      Option          plan        compensation      All other
                   cash     awards     awards      compensation      earnings      compensation      Total
     Name          ($)         ($)        ($)          ($)             ($)              ($)           ($)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
George           $153,000     $ -0-      $ -0-        $ -0-           $ -0-            $-0-        $153,000
Harris (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Gary             $125,000     $ -0-      $ -0-        $ -0-           $ -0-            $ -0-       $125,000
Herick (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
J. David         $10,000      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $10,000
Keller (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Kevin              $-0-       $ -0-      $ -0-        $ -0-           $ -0-            $ -0-         $-0-
Blair (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Max              $50,000      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $50,000
Sommer(2)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------


(1) Mr. Harris, Herick, and Keller's compensation discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table.

(2) Mr. Sommer receives a monthly fee of $5,000 for providing geological and oil and gas production consulting services to the Company.

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

                      EQUITY COMPENSATION PLAN INFORMATION

In August 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the years ended December 31, 2013 and 2012, no options were issued under the 2011 Plan. Any options issued under the 2011 Plan are done at the determination of and the approval of the Board of Directors.

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

The information below is based on the number of shares of Hinto`s common stock that we believe was beneficially owned by each person or entity as of December 31, 2013.


                                                  Amount and      Amount and
                                                  Nature of        Nature of      Total Number     Percent of
                                                  Beneficial      Beneficial       of Shares      Common Stock
                                                    Owner        Owner Vested     Beneficially     Issued and
    Name and Address of Beneficial Owner *      Common Stock*      Warrants           Held       Outstanding (1)
----------------------------------------------- --------------- ---------------- --------------- ----------------
George Harris, Chief Executive Officer,            537,500          550,000        1,087,500          2.66%
Chief Financial Officer and Director (2)

Gary Herick, VP of Finance,                       1,210,000         666,667        1,876,667          5.99%
Secretary & Director (3)

J. David Keller, VP of Exploration &               525,000          525,000        1,050,000          2.60%
Development & Director (4)

Kevin Blair, Director (5)                          325,000          325,000         650,000           1.61%

Max Sommer, Director (6)                           200,000          200,000         400,000           0.99%

Bridge Industries, LLC (7)                        1,400,000         800,000        2,200,000          6.93%

Michael A. Littman (8)                            1,585,518         666,667        2,252,185          7.85%

----------------------------------------------- --------------- ---------------- --------------- ----------------
All Directors and Executive Officers as           2,797,500        2,266,667       5,064,167         13.86%
a Group (5 persons)
                                                --------------- ---------------- --------------- ----------------


         *The Address for the above individuals and entities is c/o 7609 Ralston Road, Arvada, Colorado 80002.

(1) Based upon 20,181,769 shares of issued and outstanding common stock at December 31, 2013.

(2) Mr. Harris holds 537,500 shares of common stock and warrants to purchase an additional 550,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 350,000 shares have an exercise price of $1.00 per share and the remaining 200,000 shares have an exercise price of $3.00 per share.

(3) Mr. Herick has direct ownership of 50,000 shares and indirect ownership of 1,160,000 shares of common stock. Arrowhead Consulting, LLC, which Mr. Herick has voting control of holds 660,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting. Mr. Herick has beneficial ownership of 500,000 shares of common stock through his wife's ownership of Whitemoon Energy, LLC which holds the shares.

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

(7) Bridge Industries, LLC holds 1,400,000 shares of common stock and warrants exercisable into 800,000 shares of common stock. The warrants have exercise prices of 200,000 shares at $0.25 per share, 200,000 shares at $0.50 per share, 200,000 shares at $1.00 per share and 200,000 shares at $1.25 per share. The warrants have a term of 5 years.

(8) Mr. Littman holds 191,618 shares of common stock directly and 493,500 shares of common stock indirectly through his wife. Mr. Littman holds a warrant exercisable for 1,000,000 shares of common stock. The warrant is subject to vesting terms. Mr. Littman has the ability to vote the 900,000 shares held by the M.A. Littman Pension Plan.

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


                                                                   COMMON STOCK
                                      -----------------------------------------------------------------------
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

                                                                     WARRANTS
                                      -----------------------------------------------------------------------
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

Director Independence
---------------------

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Mr. Blair is "independent" as such term is used under the rules and regulations of the Securities and Exchange Commission. Messrs. Harris, Herick and David Keller as Officers of the Company and Mr. Sommer as a paid consultant, are not considered to be "independent."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

GENERAL. BF Borger's CPA LLC ("Borgers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2013 and 2012.


                                                                 Year Ended December 31,
                                                          2013                              2012
                                              -----------------------------      ----------------------------
Audit Fees                                              $25,380                           $14,960*

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                              $25,380                            $14,960

*Fees paid during the year ended December 31, 2012, were paid to Company's prior auditor Ronald Chadwick, PC.

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


         --------------- -------------------------------------------------------------------- -----------------
         Number          Description
         ------          -----------

         3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
         3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
         3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
         3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
         3.5             Amendment to Articles of Incorporation of South Uintah Gas                     (8)
                         Properties, Inc.
         3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
         4.1             Form of Vesting Warrants                                                       (8)
         4.2             Form of $0.50 Warrants                                                         (8)
         10.1            Farmout Agreement                                                              (2)
         10.2            Extension to Farmout Agreement                                                 (2)
         10.3            Extension to Farmout Agreement - 2009                                          (3)
         10.4            Extension to Farmout Agreement - 2010                                          (4)
         10.5            Share Purchase Agreement                                                       (5)
         10.6            Share Acquisition and Exchange Agreement                                       (6)
         10.7            Amended Share Exchange and Acquisition Agreement, dated                        (8)
                         January 23, 2012
         10.8            Asset Purchase & Sales Agreement, dated May 9, 2012                            (9)

         31.1            Certification of Chief Financial Officer & Principal Executive
                         Officer pursuant to Section 302 of the Sarbanes-Oxley Act                 Filed Herewith
         32.1            Certification of Chief Financial Officer & Principal Executive
                         Officer pursuant to Section 906 of the Sarbanes-Oxley Act                 Filed Herewith
         101.INS         XBRL Instance Document                                                  Filed Herewith(10)
         101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith(10)
         101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith(10)
         101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith(10)
         101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith(10)
         101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith(10)
         --------------- ---------------------------------------------------------------------- ---------------------

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

                               HINTO ENERGY, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hinto Energy, Inc.:

We have audited the accompanying balance sheets of Hinto Energy, Inc. ("the Company") as of December 31, 2013 and 2012, and the related statement of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinto Energy, Inc., as of December 31, 2013and 2012 and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

 /s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
April 14, 2013




                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,      December 31,
                                                                               2013              2012
                                                                          ---------------   ---------------
Assets
        Current Assets:
               Cash                                                             $ 97,716          $ 57,709
               Accounts Receivable                                                29,886                 -
               Deposits                                                            2,013            (4,473)
                                                                          ---------------   ---------------
        Total Current Assets                                                     129,615            53,236
                                                                          ---------------   ---------------

        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $7,754 and $0, respectively                               51,313            16,500
               Development of Technological Process                               74,445                 -
                                                                          ---------------   ---------------
        Total Property and Equipment                                             125,758            16,500

        Oil and Natural Gas Properties:
               Proved Properties                                               1,004,300           803,200
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      437,109           213,555
               Less Accumulated Depreciation and Depletion                       (58,624)          (24,283)
                                                                          ---------------   ---------------
        Total Oil and Natural Gas Properties                                   1,382,785           992,472
                                                                          ---------------   ---------------
        Other Assets:
               Deposits                                                          135,500                 -
                                                                          ---------------   ---------------
Total Assets                                                                 $ 1,773,658       $ 1,062,208
                                                                          ===============   ===============
Liabilities and Stockholders' Equity (Deficit)
        Current liabilities
               Accounts payable                                                $ 127,602          $ 28,888
               Accrued liabilities                                                44,136            78,268
               Subscriptions received                                            425,000           250,000
               Notes payable, other                                              115,000           405,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                711,738           762,156

        Asset recovery obligations                                               110,759            72,122
        Long term note payable                                                   575,000           500,000
                                                                          ---------------   ---------------

Total liabilities                                                            $ 1,397,497       $ 1,334,278
                                                                          ---------------   ---------------

Stockholders'  Equity (Deficit)
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         20,151,769 and 16,236,527 shares issued and outstanding
          at December 31, 2013 and 2012, respectively                             20,152            16,237
        Additional paid-in capital                                             4,292,143         2,315,515
        Subscription receivable                                                  (30,000)                -
        Common stock, subscribed                                                  30,000                 -
        Accumulated deficit                                                   (3,936,134)       (2,603,822)
                                                                          ---------------   ---------------
               Total Stockholders' Equity (Deficit)                              376,161          (272,070)
                                                                          ---------------   ---------------
Total liabilities and stockholders' equity (deficit)                        $ 1,773,658        $ 1,062,208
                                                                          ===============   ===============

See the notes to these consolidated financial statements.





                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

                                                               2013                 2012
                                                          ----------------    -----------------
Revenue:                                                         $ 65,615             $ 29,908

Direct Cost of Revenue                                            316,888              107,982
Accretion of asset recovery obligation                             38,637               72,122
Depreciation and Depletion                                         34,341               24,283
                                                          ----------------    -----------------
                                                                 (324,251)            (174,479)

Operational expenses:
      Office expenses                                             582,997              446,231
      Consulting fees                                             349,767              364,605
                                                          ----------------    -----------------
          Total operational expenses                              932,764              810,836
                                                          ----------------    -----------------\
Other Income (Expenses)
      Gain on write off of accrued debt                            11,250                    -
      Litigation Settlement Expense                                  (570)            (704,247)
      Finance Expense                                             (17,815)                   -
      Interest expense                                            (68,162)             (86,965)
                                                          ----------------    -----------------
          Total other income (expense)                            (75,297)            (791,212)
                                                          ----------------    -----------------
Net loss                                                      $(1,332,312)         $(1,776,527)
                                                          ================    =================
Per share information

Net loss per common share
      Basic                                                       $ (0.07)             $ (0.12)
      Fully diluted                                                     *                    *
                                                          ================    =================
Weighted average number of common
      stock outstanding                                        18,581,806           14,270,997
                                                          ================    =================
      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.


                                       57



                               HINTO ENERGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

                                                                                                Common        Additional
                                               Common Stock                   Subscription       Stock          paid-in
                                              Number of Shares  Amount        Receivable     Subscribed For     Capital
                                             -----------------  ----------- ---------------  --------------  --------------

Balance - January 1, 2012                          11,375,000     $ 11,375             $ -             $ -       $ 272,796

Issuance of Shares for cash                           915,000          915               -               -         456,585

Conversion of notes to common stock                 2,121,931        2,122               -               -         540,910

Issuance of shares for services                       348,868          349               -               -         174,086

Issuance of shares for interest                        75,728           76               -               -          37,738

Issuance of shares for litigation settlement        1,400,000        1,400               -               -         698,600

Issuance of warrants for litigation settlement              -            -               -               -         134,800

Net Loss                                                    -            -               -               -               -
                                             -----------------  ----------- ---------------  --------------  --------------
Balance - December 31, 2012                        16,236,527       16,237               -               -       2,315,515
                                             -----------------  ----------- ---------------  --------------  --------------
Issuance of Shares for cash                         1,663,000        1,663               -               -         829,843

Issuance of shares for warrant exercise             2,000,000        2,000               -               -         998,000

Issuance of shares for services                        60,000           60               -               -          29,940

Issuance of shares for interest                        80,000           80               -               -          40,043

Issuance of shares for leases                         112,242          112               -               -          60,987

Common stock subscribed for                                 -            -         (30,000)         30,000               -

Issuance of Warrant with convertible note                   -            -               -               -          17,815

Net Loss                                                    -            -               -               -               -
                                             -----------------  ----------- ---------------  --------------  --------------
Balance - December 31, 2013                        20,151,769     $ 20,152       $ (30,000)       $ 30,000      $4,292,143
                                             =================  =========== ===============  ==============  ==============

See the notes to these consolidated financial statements.

                                       58




                               HINTO ENERGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(continued)








                                                                               Total
                                                              Accumulated   Stockholders'
                                                                Deficit         Equity
                                                          -------------  --------------





Balance - January 1, 2012                                  $ (827,295)#    $ (543,124)

Issuance of Shares for cash                                         -         457,500

Conversion of notes to common stock                                 -         543,032

Issuance of shares for services                                     -         174,435

Issuance of shares for interest                                     -          37,814

Issuance of shares for litigation settlement                        -         700,000

Issuance of warrants for litigation settlement                      -         134,800

Net Loss                                                   (1,776,527)     (1,776,527)
                                                          ------------  --------------
Balance - December 31, 2012                                (2,603,822)       (272,070)
                                                          ------------  --------------
Issuance of Shares for cash                                         -         831,506

Issuance of shares for warrant exercise                             -       1,000,000

Issuance of shares for services                                     -          30,000

Issuance of shares for interest                                     -          40,123

Issuance of shares for leases                                       -          61,099

Common stock subscribed for                                         -               -

Issuance of Warrant with convertible note                           -          17,815

Net Loss                                                   (1,332,312)     (1,332,312)
                                                          ------------  --------------
Balance - December 31, 2013                               $(3,936,134)      $ 376,161
                                                         ============  ==============





                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012



                                                                                    2013                   2012
                                                                             --------------------    ------------------
Cash Flows from Operating Activities:
         Net Loss                                                                   $ (1,332,312)         $ (1,776,527)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                              40,123                37,814
         Stock issued for services                                                        30,000               174,435
         Financing cost of warrant issuance                                               17,815                     -
         Litigation settlement expense                                                         -               934,800
         Amortization, Depreciation and Depletion                                         42,144                24,283
         Asset Remediation expense                                                        38,637                72,122
Adjustments to reconcile net loss to net cash used in operating activities:
         Increase in accounts receivable                                                 (29,886)                    -
         Decrease (increase) in deposits and advances                                   (141,987)               29,474
         Increase in accounts payable                                                     98,632               (42,529)
         Increase in accrued liabilities                                                 (34,089)               23,886
                                                                            ---------------------    ------------------
Net Cash Used by Operating Activities                                                 (1,270,927)             (522,242)
                                                                            ---------------------    ------------------
Cash Flows from Investing Activities
         Purchase of leases                                                             (140,000)             (175,000)
         Purchase of machinery and equipment                                             (42,567)              (16,500)
         Development of technological process                                            (74,445)                    -
         Well rework                                                                    (223,554)             (213,550)
                                                                            ---------------------    ------------------
Net Cash Used in Investing Activities                                                   (480,566)             (405,050)
                                                                            ---------------------    ------------------
Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                       75,000                25,000
         Payments on other notes payable                                                (290,000)             (195,000)
         Proceeds from sale of common stock                                              581,500               457,500
         Increase in stock subscriptions payable                                         425,000               210,000
         Proceeds from exercise of warrants                                            1,000,000                     -
                                                                            ---------------------    ------------------
Net Cash Provided by Financing Activities                                              1,791,500               497,500
                                                                            ---------------------    ------------------
Net Increase (decrease) in Cash                                                           40,007              (429,792)

Cash and Cash Equivalents - Beginning of Period                                           57,709               487,501
                                                                            ---------------------    ------------------

Cash and Cash Equivalents - End of Period                                               $ 97,716              $ 57,709
                                                                            =====================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                                      $ -                   $ -
                                                                            =====================    ==================
         Cash paid for income taxes                                                          $ -                   $ -
                                                                            =====================    ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of notes payable for assets                                                $ -             $ 150,000
                                                                            =====================    ==================
         Issuance of common stock for deposits and
                accounts payable                                                             $ -             $ 199,309
                                                                            =====================    ==================
         Issuance of common stock for leases                                            $ 61,099                   $ -
                                                                            =====================    ==================

         Subscription Receivable                                                        $ 30,000                   $ -
                                                                            =====================    ==================

See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Business

Hinto Energy, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company and its wholly-owned subsidiary, South Uintah Gas Properties, Inc. ("South Uintah") are involved in the acquisition and development of oil and gas prospects in the rocky mountain region. The Company has oil and gas leases, wells and new drilling prospects in both Utah and Montana.

Basis of Presentation

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




                                             Life in      December 31,     December 31, 2012
               Asset Type                     Years           2013
------------------------------------------ ------------ ------------------ -------------------
Machinery                                     5 - 7               $59,067         $    16,500
                                           ------------ ------------------ -------------------
Subtotal                                                           59,067              16,500
Less Accumulated Depreciation                                     (7,754)                   -
                                           ------------ ------------------ -------------------
Net Book Value                                                   $ 51,313         $    16,500
                                           ============ ================== ===================

In the latter half of the year ended December 31, 2013, the Company

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

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

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

Revenue and Accounts Receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expenses.

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of December 31, 2013 and 2012.

Dependence on Major Customers

For the fiscal year ended December 31, 2013, the Company's revenues were attributable to sales of oil to two customers. For the fiscal year ended December 31, 2012, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the fiscal years ended December 31, 2013 and 2012.

Asset Retirement Obligations

Asset retirement obligations ("AROs") associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company's credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.


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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the year ended December 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,332,312 and $1,776,527 for the years ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $3,936,134 as of December 31, 2013. At December 31, 2013, the Company had a working capital deficit of $582,123.

The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of December 31, 2013 and 2012:



                                                                     December 31,        December 31,
                                                                         2013               2012
                                                                  ------------------- ------------------
Proved   properties                                                    $ 1,004,300           $803,200
Unproved properties                                                              -                  -
                                                                  ------------------- ------------------
                                                                                 $           $803,200
                                                                         1,004,300
      Accumulated depletion
                                                                        5,942                   2,047
                                                                  ------------------- ------------------
                                                                          $998,358           $801,153
                                                                  =================== ==================

During the years ended December 31, 2013 and 2012, the Company recognized a depletion expense of $5,942 and $2,047, respectively.

Natural Buttes

The Company purchased a farmout of deep right interests in approximately 5,366 gross and 4,887 net acres in the central part of the Uintah Basin at Natural Buttes in Utah during July 2011 such purchase agreement was amended in December 2011. The final purchase price of the farmout interest was $478,200, made up of $303,000 in cash, $175,000 in notes payable and $200 in common stock (2,000,000 shares.) The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

During the year ended December 31, 2013, the Company did not expend any development costs in connection with the re-working of this well. The Company has not abandoned the well, rather management refocused it re-work efforts on those properties that are oil producing and closer to revenue production. The well is connected to a pipeline and produces gas, thereby holding the lease by production. The Company intends to focus efforts on the well during 2014. During the year ended December 31, 2012, the Company expended $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well.

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

During the year ended December 31, 2013, the Company expended $100,243 in connection with the re-work of the wells on this property.

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

During the six months ended December 31, 2013, the Company spent $6,863 development costs in connection with the re-working of this field.

Musselshell County, Montana

On June 14, 2013, the Company and Jake Oil, LLC ("Jake") entered into a Purchase and Sale Agreement, whereby, the Company acquired all right and title to oil and gas leases for a total of 559 gross acres in the Unit for the 1st Cat Creek formation in Musselshell County, Montana. In exchange for such oil and gas leases, the Company paid $25,000 in cash and a 5% carried working interest.

The property includes 6 wells in a field to be water flooded, with 2 wells placed on production. With an additional 2 wells that need to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

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

The properties are located in the Mason Lake field in Central Montana in the Amsden (Alaska Bench) Formation which is late Mississippian to Early Pennsylvanian in age. The Amsden formation is a combination of sandstone, shale and limestone, which was deposited under marine conditions in the Paleozoic Era. The Amsden Formation overlays the Tensleep Formation and is above the Heath Formation, traditionally known as the Pennsylvanian Tyler Sand Play area. The 1st Cat Creek is at a depth of approximately 4,200 feet and is above the Amsden formation.

During the six months ended December 31, 2103, the Company spent $116,447 for development costs in connection with the re-working of this field.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE, SHORT TERM

In May 2012, the Company, as part of the purchase of Cisco Pacific, issued the seller a $150,000 convertible promissory note. On May 31, 2013, the outstanding principal and accrued interest was paid in full for cash of $162,000.

NOTE 6 - SUBSCRIPTIONS RECEIVED

During the year ended December 31, 2013, the Company had outstanding subscriptions receivable of $425,000 to purchase 850,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 850,000 shares in February 2014.

During the year ended December 31, 2012, the Company had outstanding subscriptions receivable of $250,000 to purchase 500,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 500,000 shares in March 2013.

NOTE 7 - NOTES PAYABLES, OTHER

On July 15, 2011, as part of the purchase of the Natural Buttes properties, South Uintah entered into two promissory notes. The first was for $100,000 had a term of the earlier of July 5, 2013 or the completion of a $2 Million stock offering. The second note was for $250,000, had a due date of July 5, 2013 and a conversion rate of $5 per share. Both notes were non-interesting bearing.

In December 2011, as part of the amendment of the purchase agreement for the Natural Buttes, the terms and the amounts of the notes were modified. The amount of the $100,000 note was reduced to $75,000 and the due date changed to July 5, 2013. The $250,000 note was reduced to $100,000, the conversion rate of $5 removed and the due date of the note remained at July 5, 2013. At December 31, 2013, the Company owed $100,000 under the note. In January 2014, the Company negotiated a discharge of the $100,000 note for $50,000.

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of December 31, 2013, the Company had made total principal payments of $55,000 leaving a principal balance of $15,000 on the note. The Holder of the note has verbally agreed to the extension of the term of the note and final payment was made in March 2014.

As part of the Settlement with Bridge Industries, discussed in Note 11, the Company agreed to pay Bridge Industries a total of $100,000 in two tranches of $50,000 due on March 31, 2013 and June 30, 2013. In June 2013, the amount was paid in full.

NOTE 8 - LONG TERM NOTE PAYABLES, CONVERTIBLE

During the year ended December 31, 2013, the Company issued its Class A Secured Convertible Promissory Notes ("Class A Promissory Notes") in exchange for $75,000, used to support ongoing operations. The Class A Promissory Notes have a term of 3 years an accrue interest at a rate of 12% per annum. The Class A Promissory Notes are convertible into shares of the Company's common stock at a rate of $1.00 per share. In addition, for every $5.00 in principal converted, the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by a well bore held by South Uintah in the Natural Buttes area. During the year ended December 31, 2013, the Company paid accrued interest through the issuance of 80,000 shares of its restricted common stock valued at $0.50 per share. During the quarter ended June 30, 2013, the Company issued the holder a Class A Promissory Note, as a replacement of the original note, with the terms described above, plus 100,000 warrants to purchase common shares with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

At December 31, 2013, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $39,963 in interest in connection with the Class A Promissory Notes.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Leases

The Company sub-lets furnished office space from a third party on a month to month basis. The Company has approximately 400 square feet and pays $1,000 per month for the space.

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

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock of the Company is 25,000,000 shares. Preferred stock can be designated in any series or classes and with those rights, privileges and preferences to be determined at the discretion of the Company's Board of Directors. At December 31, 2013, the Company has not designated any series of preferred stock or issued any shares of preferred stock.

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2013, the Company had 20,151,769shares of its common stock issued and outstanding.

During the year ended December 31, 2013, the Company issued 1,163,000 shares of its restricted common stock for $581,500 at a price of $0.50 per share.

During the year ended December 31, 2013, the Company issued 500,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $250,000.

During the year ended December 31, 2013, the Company issued 2,000,000 shares of its restricted common stock upon the exercise of warrants at $0.50 per share.

During the year ended December 31, 2013, the Company issued 60,000 shares of its restricted common stock for investor relation services valued at $30,000.

During the year ended December 31, 2013, the Company issued 80,000 shares of its restricted stock as a payment of $40,123 in interest on its outstanding long term $500,000 convertible note payable.

During the year ended December 31, 2013, the Company issued 50,000 shares of its restricted common stock as part of the purchase price of oil and gas leases in Cisco, Utah as described in Note 3. The shares were valued at $0.50 per share for a total value of $25,000.

During the year ended December 31, 2013, the Company issued 62,242 shares of its restricted common stock as part of the purchase price of oil and gas leases in Montana, as described in Note 3. The shares were valued at $0.58 per share for a total value of $36,100.

Issuances - 2012

During the year ended December 31, 2012, the Company issued 1,400,000 shares of its restricted common stock with a value of $0.50 per share, or $700,000 in connection with the settlement of the litigation with Bridge Industries, LLC as further described in Note 11.

During the year ended December 31, 2012, the Company issued 915,000 shares of its common stock to investors that purchased $457,500 of securities at a price of $0.50 per common share and 348,868 shares for services valued at $243,435. This included issuance of 191,618 shares of common stock as a payment for outstanding accounts payable of $95,809 owed for legal services to an affiliate of the Company.

During the year ended December 31, 2012, the Company issued 75,000 shares of its common stock to pay accrued interest of $37,500.

During the year ended December 31, 2012, the Company issued 50,728 shares of its common stock upon the conversion of an outstanding convertible promissory note with a principal value of $25,000 and accrued interest of $364.

During the year ended December 31, 2012, the Company also issued 11,375,000 of its restricted common shares as part of the one for one share exchange with the shareholders of South Uintah as part of the acquisition of South Uintah by the Company.

Subscription Receivable

In December 2013, the Company received a subscription for 110,000 shares of its restricted common stock for $55,000. Prior to December 31, 2013, the Company received $25,000 of the funds and is owed the remaining $30,000. During March 2013, the Company received the remaining $30,000 and has issued the shares of common stock.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the years ended December 31, 2013 and 2012, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Warrants

Issuances

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by a well bore held by South Uintah in the Natural Buttes area. During the year ended December 31, 2013, the Company paid accrued interest through the issuance of 80,000 shares of its restricted common stock valued at $0.50 per share. During the quarter ended June 30, 2013, the Company issued the holder a Class A Promissory Note, as a replacement of the original note, with the terms described above, plus 100,000 warrants to purchase common shares with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

The total fair value of the warrant at the date of grant was $17,815 and was recorded as a finance cost. The Company used the following assumptions to determine the fair value of warrant grant:

                        Expected life                 3 year
                        Volatility                      103%
                        Risk-free interest rate         0.13%
                        Dividend yield                  0

During the year ended December 31, 2012, as part of the settlement of litigation with Bridge Industries, LLC (See Note 12), the Company issued warrants exercisable for a total of 800,000 shares of its common stock. The warrants have a term of 5 years and expire on December 18, 2017. The warrants have exercise prices as set forth below:

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

Exercises

During the year ended December 31, 2013, the Company received exercise notices and funds of $1,000,000 for the exercise of 2,000,000 shares.

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:


                                                                          Weighted Average
                                                                --------------------------------------
                                                                                        Remaining
                                               Shares Under                            Contractual
                                                  Warrant         Exercise Price          Life
                                             ------------------ ------------------- ------------------
Balance at January 1, 2012                           6,700,000               $1.31               1.71
   Granted                                             800,000                0.75               4.96
   Exercised                                                 -                   -                  -
   Expired                                                   -                   -                  -
                                             ------------------ ------------------- ------------------
Balance at December 31, 2012                         7,500,000               $1.25               2.44
                                             ------------------ ------------------- ------------------
   Granted                                             100,000                2.00                  -
   Exercised                                       (2,000,000)               $0.50                  -
   Expired                                                   -                   -                  -
                                             ------------------ ------------------- ------------------
Balance at December 31, 2013                         5,600,000               $1.54               2.29
                                             ==================

NOTE 11 - LITIGATION SETTLEMENT

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

On December 18, 2012, the Company entered into a Settlement Agreement with Bridge that provided for the dismissal of the lawsuit and terms of final payment of the outstanding amounts owed to Bridge. Pursuant to the Settlement Agreement, the Company agreed to the following:

1. A $100,000 cash payment to Bridge in two tranches of $50,000, which were paid in March and June 2013.

2. The issuance of 1,400,000 shares of the Company's common stock, which were registered in a Registration Statement on Form S-1.

3. The issuance of warrants exercisable for a total of 800,000 shares of the Company's common stock. The warrants have a term of 5 years from December 18, 2012 and have a callable provision.

As a result of the settlement, the Company has recognized a one-time litigation settlement expense of $704,247 in connection with the settlement of the litigation. The 1,400,000 shares of common stock were assigned a value of $700,000 and the warrants were determined to have a value of $134,800, see Note
11. Of the $704,247 of settlement expense, $634,800 was the result of the change in value of the Company's stock from the date of the original Bridge Industries investment of June 2011 and December 18, 2012. The Company issued the same number of common shares and warrants as would have been issued if the original Bridge Industries investment had gone forward on a pro-rata basis of $200,000 versus $500,000, plus an additional $100,000 cash payment from the Company to Bridge Industries, less accrued interest owed on funds loaned by Bridge Industries of $30,447.

NOTE 12 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the years ended December 31, 2013 and 2012, and therefore has paid no income tax.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                             Estimated NOL           Valuation       Net Tax
                                       Carry-forward benefit         Allowance       Benefit
                                       =========================================================
           December 31, 2013                     $784,380             $(700,264)          -
           December 31, 2012                     $520,764             $(520,764)          -

NOTE 13 - SUBSEQUENT EVENTS

Convertible Promissory Note Financing

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations and the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of a rate of 10% per annum with quarterly interest payments starting in July 2014. The Note is convertible into shares of the Company's common stock at a rate of $1.25 per share. The Note has provisions for issuance of up to 480,000 warrants exercisable for shares of the Company's common stock, such warrants to be issued to the Noteholder based on the amount of note principal converted into common stock, if any. The warrants, if issued, would have a term of 3 years from the issuance of the promissory note and an exercise price of $2.00 per share.

The Note is secured by the assets consisting of the Company's leases and wells in Musselshell County, Montana.

The Company has evaluated it activities subsequent to December 31, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

NOTE 14 - SUPPLEMENTAL OIL AND GAS DISCLOSURE (unaudited)

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

OIL AND GAS RESERVES

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2013 and 2012.

Net Proved Developed And Undeveloped Reserves - (In thousands of barrels "MBbls") of oil:

                                                              December 31,
                                                           2013           2012
                                                     --------------- -----------
                                                      (unaudited)    (unaudited)

Balance January 1st                                           267              -
Purchase of properties                                         69            267
Revisions of previous estimates                                 -              -
Extension, discoveries, other estimates                         -              -
Production (1)
                                                           -                   -
Disposition of properties                                       -              -
                                                     --------------- -----------

Balance, December 31st                                        336            267
                                                     =============== ===========

(1) During the year ended December 31, 2013, the Company produced 878 barrels, which is the equivalent of .878 MBbls.

Net Proved Developed And Undeveloped Reserves of Natural Gas - (In millions of standard cubic feet "MMcf"):

                                                                     2013            2012
                                                                -------------- ---------------
                                                                 (unaudited)    (unaudited)

January 1st                                                             147               -
Purchase of properties                                                  135             147
Revisions of previous estimates                                           -               -
Extension, discoveries, other estimates                                   -               -
Production
Disposition of properties                                                 -               -
                                                                -------------- ---------------

December 31st                                                           282             147
                                                                ============== ===============

Net Proved Oil And Gas Reserves Consisted Of The Following At December 31, 2013 And 2012:


                                               Oil Reserves Gross                 Natural Gas Reserves
                                                     MBbls                                MMcf
                                            2013               2012              2013              2012
                                       --------------     --------------    --------------    --------------
                                        (unaudited)        (unaudited)       (unaudited)       (unaudited)

     Proved developed
          producing                             23                 24                21                 -
     Proved undeveloped                        313                243               282               147
                                       --------------     --------------    --------------    --------------
     Total proven                              336                267               303               147
                                       ==============     ==============    ==============    ==============


Results Of Operations For Oil And Gas Producing Activities For The Year Ended December 31, 2013 And 2012

                                                                         Year Ended
                                                                        December 31,
                                                                2013                  2012
                                                           ----------------     ----------------
                                                           (unaudited)             (unaudited)

Revenue                                                           $ 65,615            $29,908
Operating expenses (re-working costs)                              316,888            107,982
Amortization & depreciation                                         28,357                  -
Depletion                                                            3,896              2,407
                                                           ----------------     ----------------

Operating loss                                                   (283,526)           (80,481)

Income tax provision                                                     -                  -
                                                           ----------------     ----------------

Results of operations for oil and gas properties               $ (283,526)         $ (80,481)
                                                           ================     ================

Cost Incurred For Oil And Gas Property Acquisition, Exploration And Development Activities

                                                           For the Years Ended
                                                              December 31,
                                                       2013                  2012
                                                  ----------------     -----------------
                                                    (unaudited)          (unaudited)
Property acquisition
    Unproved                                             $226,100             $     -
    Proved                                                      -             803,200
Exploration                                                                         -
Development                                               118,620             213,555
                                                  ----------------     -----------------

Total costs incurred                                    $ 344,720         $ 1,016,755
                                                  ================     =================

Aggregate Capitalized Costs

Capitalized costs relating to oil and gas activities for the years ended December 31, 2013 and 2012 are as follows:


                                                                   December 31,
                                                             2013                 2012
                                                       -----------------    -----------------
                                                         (unaudited)          (unaudited)

Proved                                                        $ 107,106        $ 1,016,755
Unproved                                                        460,867                  -
                                                       -----------------    -----------------
Total capitalized costs                                       $ 567,973        $ 1,016,755

Accumulated depreciation and depletion                         (32,253)           (24,283)
                                                       -----------------    -----------------
Net capitalized costs                                         $ 535,720          $ 992,472
                                                       =================    =================



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        HINTO ENERGY, INC.

Dated: April 15, 2014
                                 By:  /s/ George Harris
                                      -----------------------------------------
                                       George Harris, Chief Financial Officer
                                      (Principal Executive Officer & Principal
                                       Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014
                                          HINTO ENERGY, INC.


                                          /s/ George Harris
                                          --------------------------------------
                                          George Harris, Director


                                          /s/ Gary Herick
                                          --------------------------------------
                                          Gary Herick, Director


                                          /s/ Kevin Blair
                                          --------------------------------------
                                          Kevin Blair, Director