Form 10-Q
period 2014-03-31
HINTO ENERGY, INC
filed 2014-05-15
CIK 1087734

http://schemas.microsoft.com/office/word/2003/wordml013f
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2014

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

         5350 South Roslyn Road, Suite 400, Greenwood Village, CO 80111
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  303-647-4850
                                  ------------
                         (Registrant's Telephone number)

                       7609 Ralston Road, Arvada, CO 80002
                -----------------------------------------------
            (Former Address and phone of principal executive offices)

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

As of May 9, 2014, there were 21, 059,893shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
--------------------------------------------------------------------------------


                  Balance Sheets - March 31, 2014 and December 31, 2013         2

                  Statements of Operations  -
                           For Three Months Ended March 31, 2014 and 2013       3

                  Statements of Changes in Shareholders' Equity -
                            For the Three Months Ended March 31, 2014           4-5

                  Statements of Cash Flows -
                           For the Three Months Ended March 31, 2014 and 2013   6

                  Notes to the Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                    24

Item 4.  Controls and Procedures                                               24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                    25

Item 1A.  Risk Factors -  Not Applicable                                       25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           26

Item 3.  Defaults Upon Senior Securities - Not Applicable                      26

Item 4.  Mine Safety Disclosure - Not Applicable                               26

Item 5.  Other Information - Not Applicable                                    26

Item 6.  Exhibits                                                              27
SIGNATURES                                                                     28


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,     December 31,
                                                                            2013              2013
                                                                        --------------   ---------------
                                                                         (Unaudited)       (Audited)
Assets
        Current Assets:
               Cash                                                       $ 1,627,286          $ 97,716
               Accounts Receivable                                             21,326            29,886
               Deposits                                                         8,765             2,013
                                                                        --------------   ---------------
        Total Current Assets                                                1,657,377           129,615
                                                                        --------------   ---------------
        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $10,734 and $7,754, respectively                       67,833            51,313
               Development of Technological Process                            77,599            74,445
                                                                        --------------   ---------------
        Total Property and Equipment                                          145,432           125,758

        Oil and Natural Gas Properties:
               Proved Properties                                            1,008,300         1,004,300
               Unproved Properties                                                  -                 -
               Other Property and Equipment                                   490,085           437,109
               Less Accumulated Depreciation and Depletion                    (71,314)          (58,624)
                                                                        --------------   ---------------
        Total Oil and Natural Gas Properties                                1,427,071         1,382,785
                                                                        --------------   ---------------

        Other Assets:
               Deposits                                                       162,500           135,500
                                                                        --------------   ---------------
Total Assets                                                              $ 3,392,380       $ 1,773,658
                                                                        ==============   ===============
Liabilities and Stockholders' Equity
        Current liabilities
               Accounts payable                                              $ 92,528         $ 127,602
               Accrued liabilities                                             83,035            44,136
               Subscriptions received                                          30,000           425,000
               Notes payable, other                                             5,000           115,000
                                                                        --------------   ---------------
        Total Current Liabilities                                             210,563           711,738

        Asset recovery obligations                                            110,759           110,759
        Long term note payable                                              2,575,000           575,000
                                                                        --------------   ---------------
Total liabilities                                                         $ 2,896,322       $ 1,397,497
                                                                        --------------   ---------------
Stockholders'  Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                              -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         21,059,893 and 20,151,769 shares issued and outstanding
          at March 31, 2014 and December 31, 2013, respectively                21,060            20,152
        Additional paid-in capital                                          4,745,296         4,292,143
        Subscription receivable                                                     -           (30,000)
        Common stock, subscribed                                                    -            30,000
        Accumulated deficit                                                (4,270,298)       (3,936,134)
                                                                        --------------   ---------------
               Total Stockholders' Equity                                     496,058           376,161
                                                                        --------------   ---------------
Total liabilities and stockholders' equity                               $ 3,392,380        $ 1,773,658
                                                                        ==============   ===============

See the notes to these consolidated financial statements.


                                       2



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31,
                                                              2014                 2013
                                                         ----------------    -----------------
Revenue:                                                        $ 28,000             $ 11,631

Direct Cost of Revenue                                           124,231               39,112
Accretion of asset recovery obligation                                 -                    -
Depreciation and depletion                                        12,690                8,416
                                                         ----------------    -----------------
                                                                (108,921)             (35,897)

Operational expenses:
      Operating Lease expense                                     15,816                3,293
      General and Administrative expense                         108,937               59,606
      Consulting fees                                            101,279               65,500
                                                         ----------------    -----------------
          Total operational expenses                             226,032              128,399
                                                         ----------------    -----------------
Other Income (Expenses)
      Gain on write off of accrued debt                           50,000                    -
      Litigation Settlement Expense                                    -                 (570)
      Finance Expense                                                  -                    -
      Interest expense                                           (49,211)             (15,298)
                                                         ----------------    -----------------
          Total other income (expense)                               789              (15,868)
                                                         ----------------    -----------------
Net loss                                                      $ (334,164)          $ (180,164)
                                                         ================    =================
Per share information

Net loss per common share
      Basic                                                      $ (0.02)             $ (0.02)
      Fully diluted                                                    *                    *
                                                         ================    =================
Weighted average number of common
      stock outstanding                                       20,627,629           16,513,305
                                                         ================    =================
      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.

                                       3



                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2014
                                   (UNAUDITED)


                                                                                                        Common         Additional
                                                   Common Stock                    Subscription         Stock            paid-in
                                                  Number of Shares   Amount         Receivable       Subscribed For      Capital
                                              -------------------  ------------ ----------------  ---------------  ----------------

Balance - January 1, 2014                               20,151,769       $20,152        $ (30,000)        $ 30,000        $4,292,143

Issuance of Shares for cash                                850,000           850                -                -           424,150

Issuance of shares for services                              5,000             5                -                -             2,495

Issuance of shares for interest                             53,124            53                -                -            26,508

Common stock subscribed for                                      -             -           30,000          (30,000)                -

Net Loss                                                         -             -                -                -                 -
                                               -------------------  ------------ ----------------  ---------------  ----------------
Balance - March 31, 2014                                21,059,893       $21,060              $ -              $ -        $4,745,296
                                               ===================  ============ ================  ===============  ================

See the notes to these consolidated financial statements.

                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2014
                                   (UNAUDITED)


(continued)

                                                                Total
                                             Accumulated    Stockholders'
                                               Deficit          Equity
                                          --------------  ---------------

Balance - January 1, 2014                 $(3,936,134)       $ 376,161

Issuance of Shares for cash                         -          425,000

Issuance of shares for services                     -            2,500

Issuance of shares for interest                     -           26,561

Common stock subscribed for                         -                -

Net Loss                                     (334,164)        (334,164)
                                       --------------  ---------------
Balance - March 31, 2014                  $(4,270,298)       $ 496,058
                                       ==============  ===============


See the notes to these consolidated financial statements



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   2013                    2013
                                                                           ------------------------------------------------

Cash Flows from Operating Activities:
         Net Loss                                                                     $ (334,164)           $ (180,164)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                              26,562                25,000
         Stock issued for services                                                         2,500                 5,000
         Amortization, Depreciation and Depletion                                         15,671                 9,242
         Gain on discount of promissory note                                             (50,000)                    -
Adjustments to reconcile net loss to net cash used in operating activities:
         Decrease in accounts receivable                                                   8,560                     -
         (Increase) decrease in deposits and advances                                    (33,752)                5,370
         Decrease in accounts payable                                                    (35,075)               (5,841)
         Increase in accrued liabilities                                                  38,898                41,745
                                                                           ----------------------   -------------------
Net Cash Used by Operating Activities                                                   (360,800)              (99,648)
                                                                           ----------------------   -------------------

Cash Flows from Investing Activities
         Purchase of leases                                                               (4,000)                    -
         Purchase of machinery and equipment                                             (19,500)                    -
         Development of technological process                                             (3,154)                    -
         Well rework                                                                     (52,976)              (50,000)
                                                                           ----------------------   -------------------
Net Cash Used in Investing Activities                                                    (79,630)              (50,000)
                                                                           ----------------------   -------------------
Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                    2,000,000                     -
         Payments on other notes payable                                                 (60,000)              (52,500)
         Proceeds from sale of common stock                                                    -               175,000
         Increase in stock subscriptions payable                                          30,000                90,000
         stock to be issued for services                                                                         7,500
                                                                           ----------------------   -------------------
Net Cash Provided by Financing Activities                                              1,970,000               220,000
                                                                           ----------------------   -------------------

Net Increase  in Cash                                                                  1,529,570                70,352

Cash and Cash Equivalents - Beginning of Period                                           97,716                57,709
                                                                           ----------------------   -------------------

Cash and Cash Equivalents - End of Period                                            $ 1,627,286             $ 128,061
                                                                           ======================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                                      $ -                   $ -
                                                                           ======================   ===================
         Cash paid for income taxes                                                          $ -                   $ -
                                                                           ======================   ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of promissory note for services                                            $ -              $ 10,000
                                                                           ======================   ===================
         Issuance of common stock for deposits and
                accounts payable                                                             $ -             $ 199,309
                                                                           ======================   ===================
         Subscription Receivable                                                       $ (30,000)                  $ -
                                                                           ======================   ===================

See the notes to these consolidated financial statements.


                                       6

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2014 and 2013
                                   (Unaudited)



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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2013. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2013 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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



                                             Life in       March 31,        December 31,
               Asset Type                     Years          2014               2013
------------------------------------------ ------------ ---------------- -------------------
Machinery                                     5 - 7             $78,567         $    59,067
                                           ------------ ---------------- -------------------
Subtotal                                                         78,567              59,067
Less Accumulated Depreciation                                   (10,734)             (7,754)
                                           ------------ ---------------- -------------------
Net Book Value                                                 $ 67,833         $    51,313
                                           ============ ================ ===================


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

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At March 31, 2014, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of March 31, 2014 and December 31, 2013.

Dependence on Major Customers

During the three months ended March 31, 2014, the Company's revenues were attributable to sales of oil to two customers. During the year ended December 31, 2013, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at March 31, 2014 and December 31, 2013.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the nine months ended March 31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $344,164 for the three months ended March 31, 2014, and an accumulated deficit of $4,270,298 as of March 31, 2014.

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

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of March 31, 2014:


                                                                      March 31,          December 31,
                                                                         2014               2013
                                                                  ------------------- ------------------
Proved   properties                                                    $ 1,008,300         $1,004,300
Unproved properties                                                              -                  -
                                                                  ------------------- ------------------
                                                                       $ 1,008,300         $1,004,300
      Accumulated depletion
                                                                            (5,942)            (5,942)
                                                                  ------------------- ------------------
                                                                        $1,002,358           $998,358
                                                                  =================== ==================

During the three months ended March 31, 2014 and 2013, the Company recognized a depletion expense of $-0- and $826, respectively.

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

During the three months ended March 31, 2014, the Company did not expend any development costs in connection with the re-working of this well. The Company has not abandoned the well, rather management refocused it re-work efforts on those properties that are oil producing and closer to revenue production. The well is connected to a pipeline and produces gas, thereby holding the lease by production. The Company intends to focus efforts on the well during 2014.

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

In exchange for such oil and gas wells and related assets, the Company paid $325,000 in a combination of cash and a convertible promissory note, as follows:
$175,000 cash; and a $150,000 convertible promissory note. The convertible promissory note was paid in full on May 20, 2013.

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

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock, $75,000 in cash; and $25,000 in the form of 50,000 shares of the Company's restricted common stock.

The properties are located in Grand County, Utah in the Greater Cisco area of the Uintah Basin and are located in the vicinity of the Company's existing properties in the Greater Cisco area.

During the three months ended March 31, 2014, the Company expended $12,600 in connection with the re-work on the wells of this property. During the year ended December 31, 2013, the Company expended $100,243 in connection with the re-work of the wells on this property.

Musselshell County, Montana
---------------------------

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

During the three months ended March 31, 2014, the Company spent $40,375 in connection with the re-working of this field. During the six months ended
December 31, 2013, the Company spent $116,447 for development costs in connection with the re-working of this field.

NOTE 5 - SUBSCRIPTIONS RECEIVED

During the three months ended March 31, 2014, the Company had outstanding subscriptions receivable of $30,000 to purchase 60,000 shares of the Company's restricted common stock at $0.50 per share.

During the year ended December 31, 2013, the Company had outstanding subscriptions receivable of $425,000 to purchase 850,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 850,000 shares in February 2014.

NOTE 6 - NOTES PAYABLES, OTHER

On July 15, 2011, as part of the purchase of the Natural Buttes properties, South Uintah entered into two promissory notes. The first was for $100,000 had a term of the earlier of July 5, 2013 or the completion of a $2 Million stock offering. The second note was for $250,000, had a due date of July 5, 2013 and a conversion rate of $5 per share. Both notes were non-interesting bearing.

In December 2011, as part of the amendment of the purchase agreement for the Natural Buttes, the terms and the amounts of the notes were modified. The amount of the $100,000 note was reduced to $75,000 and the due date changed to July 5, 2013. The $250,000 note was reduced to $100,000, the conversion rate of $5 removed and the due date of the note remained at July 5, 2013. At December 31, 2013, the Company owed $100,000 under the note. In January 2014, the Company negotiated a discharge of the $100,000 note for $50,000 and paid the note in full.

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of December 31, 2013, the Company had made total principal payments of $55,000 leaving a principal balance of $15,000 on the note. The Holder of the note has verbally agreed to the extension of the term of the note and final payment was made in April 2014.

NOTE 7 - LONG TERM NOTE PAYABLES, CONVERTIBLE

$2 Million Convertible Promissory Note
--------------------------------------

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations and the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments starting in July 2014. The Note is convertible into shares of the Company's common stock at a rate of $1.25 per share. Since the stock price was below this at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value. The Note has provisions for issuance of up to 480,000 warrants exercisable for shares of the Company's common stock, such warrants to be issued to the Note holder based on the amount of note principal converted into common stock, if any. The warrants, if issued, would have a term of 3 years from the issuance of the promissory note and an exercise price of $2.00 per share.

The Note is secured by the assets consisting of the Company's leases and wells in Musselshell County, Montana.

During the three months ended March 31, 2014, the Company accrued interest of $32,328 in connection with the note.

Class A Convertible Promissory Notes
------------------------------------

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

At December 31, 2013, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $17,013 in interest in connection with the Class A Promissory Notes.

NOTE 8 - COMMITMENTS & CONTINGENCIES

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

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2014, the Company had 21,059,893 shares of its common stock issued and outstanding.

During the three months ended, the Company issued 850,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $425,000.

During the three months ended March 31, 2014, the Company issued 5,000 shares of its restricted common stock for investor relation services valued at $2,500.

During the three months ended March 31, 2013, the Company issued 53,124 shares of its restricted stock as a payment of $26,562 in interest on its outstanding long term $500,000 note payable.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Warrants

A summary of warrant activity for the three months ended March 31, 2014 is presented below:


                                                                          Weighted Average
                                                                --------------------------------------
                                                                                        Remaining
                                               Shares Under                            Contractual
                                                  Warrant         Exercise Price          Life
                                             ------------------ ------------------- ------------------
Outstanding at December 31, 2013                     5,600,000               $1.54               2.29
   Granted                                                   -                   -                  -
   Exercised                                                 -                   -                  -
   Expired                                                   -                   -                  -
                                             ------------------ ------------------- ------------------
Outstanding at March 31, 2014                        5,600,000               $1.54               1.84
                                             ================== =================== ==================

NOTE 10 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the three months ended March 31, 2014, and therefore has paid no income tax.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:



                         Estimated NOL Valuation Net Tax
                                       Carry-forward benefit         Allowance       Benefit
                                       =========================================================

            March 31, 2014                       $852,713             $(852,713)          -
           December 31, 2013                     $784,380             $(784,380)          -


NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to March 31, 2014 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

While we have generated revenues from our operational activities, these revenues have been minimal and are not sufficient to support our operational activities, which are focused on re-working our existing properties in order to reach production goals. We have minimal capital and moderate cash. We will continue to need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the three months ended March 31, 2014, we continued our re-work efforts with our Mason Lakes, Montana property, suffering slight delays due to the severe winter conditions. In April 2014, we saw progress from our re-work and production enhancement efforts and are now producing between 20 to 25 barrels of oil per day from the field. We anticipate seeing an increase in field production levels during the second quarter.

We continued our re-work efforts on our Cisco Utah properties and have focused our efforts on specific wells in the property in order to increase production on existing producing wells.

Financing Efforts

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations and the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments starting in July 2014. The Note is convertible into shares of the Company's common stock at a rate of $1.25 per share. Since the stock price was below this at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value. The Note has provisions for issuance of up to 480,000 warrants exercisable for shares of the Company's common stock, such warrants to be issued to the Note holder based on the amount of note principal converted into common stock, if any. The warrants, if issued, would have a term of 3 years from the issuance of the promissory note and an exercise price of $2.00 per share.

The require is secured by the assets consisting of the Company's leases and wells in Musselshell County, Montana.

We will need substantial additional capital to support our existing and proposed future energy operations. We have only recognized minimal and sporadic revenues. We have no committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future prospect acquisitions or other participation activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2014, the Company recognized revenues of $28,000 from its operational activities compared to $11,631 during the three months ended March 31, 2013. Revenues increased by $16,369, as result of increased production at our Mason Lakes Field in Montana. Management expects that revenues will continue to increase in the next twelve months, as the field in Montana is brought into full production and re-work on properties in Utah, is continued. Management though does not expect revenue to be sufficient enough to cover the full costs of operations and administrative expenses in the near future.

                                               During the Three Months Ended
                                                         March 31,
                                                 2014                2013
                                           ------------------ ------------------
Revenues                                        $28,000             $11,631
Number of Barrels                             236.99 bbls         186.38 bbls
Average Price Per Barrel                        $87.25              $77.20

During the three months ended March 31, 2014 and 2013, the Company recognized a direct cost of revenue of $136,922 and $47,527, respectively. An increase of $89,395, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana. Direct cost of revenue consists of the following items:





                                                                                       Increase /
                                                   2014               2013             (Decrease)
                                                   ----               ----             ----------
Field Expenses                                       $  38,289           $ 34,028        4,261
Well Repair and Maintenance                             43,519                  -        43,519
Well Stimulation                                         9,702              4,027        5,675
Field tools and equipment                                3,129                  -        3,129
Field auto expenses                                      6,872                  -        6,872
Field utilities                                         18,663                  -        18,663
Taxes                                                    4,058                935        3,123
Freight                                                      -                120        (120)
Depletion                                                    -                826        (826)
Amortization and depreciation                           12,690              7,591        5,099
                                             ------------------ ------------------ -------------------
TOTAL                                                $ 136,922           $ 47,527        89,395

During the three months ended March 31, 2014, we recognized total operational expenses of $226,032 compared to $128,399 during the three months ended March 31, 2013, an increase of $97,633. The increase was a result of increases of $35,779 in consulting fees, $49,331 increase in general and administrative expenses and a $12,523 increase in operating lease expenses.

During the three months ended March 31, 2014, we recognized a net loss of $334,164 compared to $180,164 during the three months ended March 31, 2013. The increase of $154,000 was a result of the $89,395 increase in direct revenue costs combined with the $97,633 increase in operational expenses offset by the increase of $16,369 in revenue and a one-time gain on the $50,000 discount on a note payable.

LIQUIDITY
---------

At March 31, 2014, the Company had total current assets of $1,657,377, consisting of cash of $1,627,286, accounts receivable of $21,326 and deposits of $8,756. At March 31, 2014, the Company had total current liabilities of $210,563, consisting of, accounts payable of $92,528, accrued liabilities of $83,035, subscriptions received of $30,000 and notes payables of $5,000. At March 31, 2014, we have a working capital surplus of $1,446,814.

During the three months ended March 31, 2014, we used cash of $360,800 in operations. During the three months ended March 31, 2014, we recognized a net loss of $334,164, which was adjusted for the non-cash items of interest paid in stock of $26,562, services of $2,500 paid in common stock and depletion and depreciation of $15,567 and a gain on the discount of promissory note of $50,000.

During the three months ended March 31, 2013, we used cash of $99,648 in operations. During the three months ended March 31, 2013, the Company recognized a net loss of $180,164, which was adjusted for the non-cash items of $25,000 in interest paid for using stock, $5,000 in services paid for with stock and $9,242 in depletion and depreciation.

During the three months ended March 31, 2014, we used $79,630 in our investing activities, $52,976 in the re-work efforts of our wells, $4,000 in the acquisition of additional oil and gas leases, $19,500 in equipment and $3,154 in connection with the development of a technological process. During the three months ended March 31, 2013, we used $50,000 in our investing activities in the re-work efforts on our wells.

During the three months ended March 31, 2014, we received $1,970,000 from our financing activities compared to $220,000 during the three months ended March 31, 2013.

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations and the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments starting in July 2014. The Note is convertible into shares of the Company's common stock at a rate of $1.25 per share. Since the stock price was below this at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value. The Note has provisions for issuance of up to 480,000 warrants exercisable for shares of the Company's common stock, such warrants to be issued to the Note holder based on the amount of note principal converted into common stock, if any. The warrants, if issued, would have a term of 3 years from the issuance of the promissory note and an exercise price of $2.00 per share.

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of March 31, 2014 and December 31, 2013.

Dependence on Major Customers

During the three months ended March 31, 2014, the Company's revenues were attributable to sales of oil to two customers. During the year ended December 31, 2013, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at March 31, 2014 and December 31, 2013.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at March 31, 2014, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2014, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2014 through March 31, 2014, the Company has made the following unregistered issuances of its securities.


           DATE OF                    TITLE OF              NO. OF                                        CLASS OF
          ISSUANCE                   SECURITIES             SHARES            CONSIDERATION               PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- ------------------------
        January 2013                Convertible               -                 $2,000,000           Business Associate
                                  Promissory Note
        February 2013              Common Shares            5,000                Services            Business Associate
        February 2013              Common Shares            850,000              $425,000          Business Associates
        February 2013              Common Shares            53,124         $26,561 in Interest       Business Associate


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





                               HINTO ENERGY, INC.
                                  (Registrant)



Dated:   May 14, 2014                        By:  /s/ George Harris
                                                   ----------------
                                George Harris (Chief Executive Officer,
                                Chief Financial Officer and Principal Accounting Officer)