Form 10-Q
period 2014-06-30
HINTO ENERGY, INC
filed 2014-08-14
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2014

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

        5350 South Roslyn Street, Suite 400, Greenwood Village, CO 80111
        ----------------------------------------------------------------
                    (Address of principal executive offices)

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

As of August 12, 2014, there were 21,424,893 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                  Page
-------  --------------------       -----------                                  ----

                  Balance Sheets - June 30, 2014 and December 31, 2013              1

                  Statements of Operations  -
                           For Three and Six Months Ended June 30, 2014 and 2013    2

                  Statements of Changes in Shareholders' Equity -
                            For the Six Months Ended June 30, 2014                  3-4

                  Statements of Cash Flows -
                           For the Six Months Ended June 30, 2014 and 2013          5

                  Notes to the Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                        23

Item 4.  Controls and Procedures                                                   23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                        25

Item 1A.  Risk Factors -  Not Applicable                                           25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               25

Item 3.  Defaults Upon Senior Securities - Not Applicable                          25

Item 4.  Mine Safety Disclosure - Not Applicable                                   25

Item 5.  Other Information - Not Applicable                                        26

Item 6.  Exhibits                                                                  26
SIGNATURES                                                                         27


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                               HINTO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                          June 30,         December 31,
                                                                            2014              2013
                                                                        --------------   ---------------

                                                                         (Unaudited)       (Audited)
Assets
        Current Assets:
               Cash                                                       $ 1,015,565          $ 97,716
               Accounts Receivable                                             64,705            29,886
               Deposits                                                        26,970             2,013
                                                                        --------------   ---------------
        Total Current Assets                                                1,107,240           129,615
                                                                        --------------   ---------------

        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $14,342 and $7,754, respectively                      114,658            51,313
               Development of Technological Process                           148,268            74,445
                                                                        --------------   ---------------
        Total Property and Equipment                                          262,926           125,758

        Oil and Natural Gas Properties:
               Proved Properties                                            1,008,300         1,004,300
               Unproved Properties                                                  -                 -
               Other Property and Equipment                                   622,596           437,109
               Less Accumulated Depreciation and Depletion                    (96,418)          (58,624)
                                                                        --------------   ---------------
        Total Oil and Natural Gas Properties                                1,534,478         1,382,785
                                                                        --------------   ---------------

        Other Assets:
               Deposits                                                       162,500           135,500
                                                                        --------------   ---------------

Total Assets                                                              $ 3,067,144       $ 1,773,658
                                                                        ==============   ===============

Liabilities and Stockholders' Equity
        Current liabilities
               Accounts payable                                             $ 192,102         $ 127,602
               Accrued liabilities                                            102,548            44,136
               Subscriptions received                                               -           425,000
               Notes payable, other                                                 -           115,000
                                                                        --------------   ---------------
        Total Current Liabilities                                             294,650           711,738

        Asset recovery obligations                                            110,759           110,759
        Long term note payable                                              2,575,000           575,000
                                                                        --------------   ---------------
Total liabilities                                                         $ 2,980,409       $ 1,397,497
                                                                        --------------   ---------------
Stockholders'  Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                              -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         21,424,893 and 20,151,769 shares issued and outstanding
          at June 30, 2014 and December 31, 2013, respectively                 21,425            20,152
        Additional paid-in capital                                          4,953,027         4,292,143
        Subscription receivable                                               (60,000)          (30,000)
        Common stock, subscribed                                                    -            30,000
        Accumulated deficit                                                (4,827,716)       (3,936,134)
                                                                        --------------   ---------------
               Total Stockholders' Equity                                      86,736           376,161
                                                                        --------------   ---------------
Total liabilities and stockholders' equity                               $ 3,067,145        $ 1,773,658
                                                                        ==============   ===============

See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
                                   (UNAUDITED)


                                                                  Three Months Ended                       Six Months Ended
                                                                      June 30,                                 June 30,
                                                              2014                 2013                2014                2013
                                                         ----------------    -----------------   -----------------   ---------------
Revenue:                                                     $ 163,339             $ 10,091           $ 191,339            $ 21,722

Direct Cost of Revenue                                          51,306               51,101             175,537              90,213
Depreciation and depletion                                      (4,684)               1,522               8,006               9,938
                                                         ----------------    -----------------   -----------------   ---------------
                                                               116,717              (42,532)              7,796             (78,429)

Operational expenses:
      Operating Lease expense                                  309,931               49,446             325,747              53,301
      General and Administrative expense                       172,660              183,747             296,597             252,793
      Consulting fees                                          126,881               82,500             228,160             148,000
                                                         ----------------    -----------------   -----------------   ---------------
          Total operational expenses                           609,472              315,693             850,504             454,094
                                                         ----------------    -----------------   -----------------   ---------------
Other Income (Expenses)
      Gain on write off of accrued debt                              -                    -              50,000                   -
      Litigation Settlement Expense                                  -                    -                   -                (570)
      Finance Expense                                                -                    -                   -                   -
      Interest expense                                        (148,085)             (23,258)            (98,874)            (38,556)
                                                         ----------------    -----------------   -----------------   ---------------
          Total other income (expense)                        (148,085)             (23,258)            (48,874)            (39,126)
                                                         ----------------    -----------------   -----------------   ---------------
Net loss                                                    $ (640,840)          $ (381,483)         $ (891,582)         $ (571,649)
                                                         ================    =================   =================   ===============
Per share information

Net loss per common share
      Basic                                                    $ (0.03)             $ (0.02)            $ (0.04)            $ (0.03)
      Fully diluted                                                  *                    *                   *                   *
                                                         ================    =================   =================   ===============
Weighted average number of common
      stock outstanding                                     21,111,977           17,229,910          21,214,689          17,376,108
                                                         ================    =================   =================   ===============
      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.

                                       2



                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2014
                                   (UNAUDITED)

                                                                                                        Common         Additional
                                                   Common Stock                    Subscription         Stock            paid-in
                                                  Number of Shares   Amount         Receivable       Subscribed For      Capital
                                              -------------------  ------------ ----------------  ---------------  ----------------

Balance - January 1, 2014                               20,151,769       $20,152        $ (30,000)        $ 30,000        $4,292,143

Issuance of Shares for cash                                910,000           910                -                -           454,090

Issuance of shares for services                            160,000           160                -                -            79,840

Issuance of shares for interest                             83,124            83                -                -            41,274

Common stock subscribed for                                      -             -           30,000          (30,000)                -

Common stock issued in exchange for bond cash              120,000           120          (60,000)               -            59,880

Warrant issued for services                                      -             -                -                -            25,800

Net Loss                                                         -             -                -                -                 -
                                              -------------------  ------------ ----------------  ---------------  ----------------
Balance - June 30, 2014                                 21,424,893       $21,425        $ (60,000)             $ -        $4,953,027
                                              ===================  ============ ================  ===============  ================

See the notes to these consolidated financial statements.





                               HINTO ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2014
                                   (UNAUDITED)
(continued)





                                                                              Total
                                                           Accumulated    Stockholders'
                                                             Deficit          Equity
                                                        --------------  ---------------

Balance - January 1, 2014                                $(3,936,134)        $ 376,161

Issuance of Shares for cash                                         -          455,000

Issuance of shares for services                                     -           80,000

Issuance of shares for interest                                     -           41,357

Common stock subscribed for                                         -                -

Common stock issued in exchange for bond cash                       -                -

Warrant issued for services                                         -           25,800

Net Loss                                                     (891,582)        (891,582)
                                                      --------------  ---------------
Balance - June 30, 2014                                   $(4,827,716)        $ 86,736
                                                      ==============  ===============

See the notes to these consolidated financial statements.



                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                   2014                    2013
                                                                           ------------------------------------------------
Cash Flows from Operating Activities:
         Net Loss                                                                     $ (891,582)           $ (571,649)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                              41,357                25,000
         Stock issued for services                                                        80,000                17,500
         Amortization, Depreciation and Depletion                                         44,382                11,887
         Asset remediation expenses                                                            -                38,637
         Gain on discount of promissory note                                             (50,000)                    -
Adjustments to reconcile net loss to net cash used in operating activities:
         (Increase) in accounts receivable                                               (34,819)              (10,091)
         (Increase) decrease in deposits and advances                                    (26,157)               (7,230)
         Decrease in accounts payable                                                     64,500               165,144
         Increase in accrued liabilities                                                  58,410                (5,986)
                                                                           ----------------------   -------------------
Net Cash Used by Operating Activities                                                   (713,909)             (336,788)
                                                                           ----------------------   -------------------
Cash Flows from Investing Activities
         Purchase of leases                                                               (4,000)             (140,000)
         Purchase of machinery and equipment                                             (69,932)              (34,543)
         Development of technological process                                            (73,823)                    -
         Well rework                                                                    (185,487)             (100,243)
                                                                           ----------------------   -------------------
Net Cash Used in Investing Activities                                                   (333,242)             (274,786)
                                                                           ----------------------   -------------------
Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                    2,000,000                75,000
         Payments on other notes payable                                                 (65,000)             (265,000)
         Proceeds from sale of common stock                                               30,000               433,500
         Increase in stock subscriptions payable                                               -               136,500
         Stock to be issued for services                                                       -                17,500
         Proceeds from the exercise of warrants                                                -               584,500
                                                                           ----------------------   -------------------
Net Cash Provided by Financing Activities                                              1,965,000               982,000
                                                                           ----------------------   -------------------
Net Increase  in Cash                                                                    917,849                370,426

Cash and Cash Equivalents - Beginning of Period                                           97,716                57,709
                                                                           ----------------------   -------------------
Cash and Cash Equivalents - End of Period                                            $ 1,015,565             $ 428,135
                                                                           ======================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                                      $ -                   $ -
                                                                           ======================   ===================
         Cash paid for income taxes                                                          $ -                   $ -
                                                                           ======================   ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of promissory note for services                                            $ -              $ 10,000
                                                                           ======================   ===================
         Issuance of common stock for deposits and
                accounts payable                                                             $ -             $ 199,309
                                                                           ======================   ===================
         Subscription Receivable                                                       $ (90,000)                  $ -
                                                                           ======================   ===================
         Warrant issued for services                                                    $ 28,500                   $ -
                                                                           ======================   ===================
         Amortization of Warrant issued for services                                     $ 3,182                   $ -
                                                                           ======================   ===================
See the notes to these consolidated financial statements.

                                       5

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2014 and 2013
                                   (Unaudited)

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



                                             Life in       June 30,         December 31,
               Asset Type                     Years          2014               2013
------------------------------------------ ------------ ---------------- -------------------
Machinery                                     5 - 7            $128,999         $    59,067
                                           ------------ ---------------- -------------------
Subtotal                                                        128,999              59,067
Less Accumulated Depreciation                                  (14,432)             (7,754)
                                           ------------ ---------------- -------------------
Net Book Value                                                $ 114,658         $    51,313
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

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At June 30, 2014, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of June 30, 2014 and December 31, 2013.

Dependence on Major Customers

During the six months ended June 30, 2014, the Company's revenues were attributable to sales of oil to two customers. During the year ended December 31, 2013, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at June 30, 2014 and December 31, 2013.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the six and three months ended June 30, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's unaudited consolidated financial statements for the six months ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $891,582 for the six months ended June 30, 2014 ($334,164 for the three months ended June 30, 2014), and an accumulated deficit of $4,827,716 as of June 30, 2014.

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

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of:


                                                                       June 30,          December 31,
                                                                         2014               2013
                                                                  ------------------- ------------------
Proved   properties                                                    $ 1,008,300          $1,004,300
Unproved properties                                                              -                  -
                                                                  ------------------- ------------------
                                                                       $ 1,008,300         $ 1,004,300

      Accumulated depletion                                                (13,948)             (5,942)

                                                                  ------------------- ------------------
                                                                          $994,352            $998,358
                                                                  =================== ==================

During the six months ended June 30, 2014 and 2013, the Company recognized depletion expense of $8,006 and $2,347, respectively.

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

During the six months ended June 30, 2014, the Company did not expend any development costs in connection with the re-working of this well. The Company has not abandoned the well, rather management refocused it re-work efforts on those properties that are oil producing and closer to revenue production. The well is connected to a pipeline and produces gas, thereby holding the lease by production. The Company intends to focus efforts on the well during 2014.

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

During the six months ended June 30, 2014, the Company expended $25,100 in connection with the re-work on the wells of this property. During the year ended December 31, 2013, the Company expended $100,243 in connection with the re-work of the wells on this property.

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

During the six months ended June 30, 2014, the Company spent $160,387 in connection with the re-working of this field. During the six months ended
December 31, 2013, the Company spent $116,447 for development costs in connection with the re-working of this field.

NOTE 5 - SUBSCRIPTIONS RECEIVED

During the three months ended March 31, 2014, the Company had outstanding subscriptions receivable of $30,000 to purchase 60,000 shares of the Company's restricted common stock at $0.50 per share. The funds for such shares was received and the shares were issued during the three months ended June 30, 2014.

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

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of December 31, 2013, the Company had made total principal payments of $55,000 leaving a principal balance of $15,000 on the note. The Holder of the note has verbally agreed to the extension of the term of the note and final payment was made in May 2014.

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

During the six months ended June 30, 2014, the Company accrued interest of $64,658 in connection with the note.

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

At June 30, 2014, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $22,190 in interest in connection with the Class A Promissory Notes.

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

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2014, the Company had 21,424,893 shares of its common stock issued and outstanding.

During the six months ended, the Company issued 910,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $455,000.

During the six months ended June 30, 2014, the Company issued 160,000 shares of its restricted common stock for services valued at $80,000.

During the six months ended June 30, 2014, the Company issued 83,124 shares of its restricted stock as a payment of $41,357 in interest on its outstanding long term $500,000 convertible note payable.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

Warrants

A summary of warrant activity for the three months ended June 30, 2014 is presented below:



                                                                          Weighted Average
                                                                ------------------- ------------------
                                                                                        Remaining
                                               Shares Under                            Contractual
                                                  Warrant         Exercise Price          Life
                                             ------------------ ------------------- ------------------
Outstanding at December 31, 2013                     5,600,000               $1.54               2.29
   Granted                                              60,000                0.65               2.88
   Exercised                                                 -                   -                  -
   Expired                                                   -                   -                  -
                                             ------------------ ------------------- ------------------
Outstanding at June 30, 2014                         5,660,000               $1.52               1.73
                                             ================== =================== ==================

Issuance

In May 2014, as part of a Consulting Agreement for one-year, the Company issued a warrant exercisable for 60,000 shares of the Company's restricted common stock. The warrant has a term of 3 years and an exercise price of $0.65 per share. The Warrant has a vesting rate of 5,000 shares per month. Using Black-Scholes, the Company valued the warrant at $25,800 and is amortizing the value of the warrant over the year period of the Consulting Agreement.

The fair value of the warrant granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

            Volatility                                  156%
            Expected Warrant Term                       1.5 years
            Risk-free interest rate                     0.09%
            Expected dividend yield                     0.00%

The expected term of the options and warrants granted and sold were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

Expiration

On July 1, 2014, warrants exercisable for a total of 3,900,000 shares at prices ranging from $3.00 to $1.00 and held by officers and directors of the Company expired.

NOTE 10 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has recognized minimal income during the six months ended June 30, 2014, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2034. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                             Estimated NOL           Valuation       Net Tax
                                       Carry-forward benefit         Allowance       Benefit
                                       =========================================================
             June 30, 2014                       $962,697             $(962,697)          -
           December 31, 2013                     $784,380             $(784,380)          -


NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to June 30, 2014 and through the issuance of the financial statements and found no other reportable subsequent events.

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

During the six months ended June 30, 2014, we continued our re-work efforts with our Mason Lakes, Montana property, suffering slight delays during the first quarter due to the severe winter conditions. During the second quarter, we saw progress from our re-work and production enhancement efforts and are now producing between 25 to 50 barrels of oil per day from the field. In addition, during the last part of the quarter and during third quarter we have begun efforts to bring one of two shut-in wells back into production and are starting to see limited production from this well.

We continue our re-work efforts on our Cisco, Utah properties and have focused our efforts on specific wells in the property in order to increase production on existing producing wells.

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

We will require substantial additional capital to support our existing and proposed future energy operations. We have only recognized minimal and sporadic revenues. We have no committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2014

During the three months ended June 30, 2014, the Company recognized revenues of $163,339 from its operational activities compared to $10,091 during the three months ended June 30, 2013. Revenues increased by $153,248, as result of increased production due primarily to re-work efforts at our Mason Lakes Field in Montana. Management expects that revenues will continue to increase in the next six months, as the field in Montana is brought into full production and re-work on properties in Utah, is continued. Management does not expect revenue to be sufficient to cover the full costs of operations and administrative expenses in the near future.

                                               During the Three Months Ended
                                                          June 30,
                                                 2014                2013
                                           ------------------ ------------------
Revenues                                       $163,339             $10,091
Number of Barrels                             1,875 bbls           159 bbls
Average Price Per Barrel                        $87.11              $63.09

During the three months ended June 30, 2014 and 2013, the Company recognized a direct cost of revenue of $51,306 and $51,101, respectively. An increase of $205, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana.

During the three months ended June 30, 2014, we recognized total operational expenses of $609,472 compared to $315,693 during the three months ended June 30, 2013, an increase of $293,779. The increase was a result of increases of $44,381 in consulting fees, $11,087 increase in general and administrative expenses and a $260,485 increase in operating lease expenses.

During the three months ended June 30, 2014, we recognized a net loss of $640,840 compared to $381,483 during the three months ended June 30, 2013. The increase of $259,357 was primarily a result of the $153,248 increase in revenue offset by the increase of $315,693 in operational expenses.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

During the six months ended June 30, 2014, the Company recognized revenues of $191,339 from its operational activities compared to $21,722 during the six months ended June 30, 2013. Revenues increased by $169,617, as result of increased production due to re-work efforts at our Mason Lakes Field in Montana. Management expects that revenues will continue to increase in the next six months, as the field in Montana is brought into full production and re-work on properties in Utah, is continued. Management does not expect revenue to be sufficient enough to cover the full costs of operations and administrative expenses in the near future.

                                                During the Six Months Ended
                                                          June 30,
                                                 2014                2013
                                           ------------------ ------------------
Revenues                                       $191,339             $21,722
Number of Barrels                             2,109 bbls           346 bbls
Average Price Per Barrel                        $90.72              $62.78

During the six months ended June 30, 2014 and 2013, the Company recognized a direct cost of revenue of $183,543 and $100,151, respectively. An increase of $83,392, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana. Direct costs of revenues are listed below.


                                                                                       Increase /
                                                        2014               2013       (Decrease)
                                                        ----               ----       ----------
Field Expenses                                         $98,830           $ 68,843        29,987
Well Repair and Maintenance                             31,951             15,902        16,049
Field utilities                                         37,918              4,533        33,385
Taxes                                                    6,838                935        5,903
Depletion                                                8,006              2,347        5,659
Amortization and depreciation                                               7,591       (7,591)
                                             ------------------ ------------------ -------------------
TOTAL                                                $ 183,543          $ 100,151       $83,392

During the six months ended June 30, 2014, we recognized total operational expenses of $850,504 compared to $454,094 during the six months ended June 30, 2013, an increase of $396,410. The increase was a result of increases of $80,160 in consulting fees, $43,804 increase in general and administrative expenses and a $272,446 increase in operating lease expenses. The $80,160 increase in consulting fees is a result of contracting with a petroleum engineer and an investor relation firm for services. The $272,446 increase in operating lease expenses, is a result of the increased re-work efforts at the Mason Lake field which had been acquired in June 2013.

During the six months ended June 30, 2014, we recognized a net loss of $891,582 compared to a net loss of $571,649 during the six months ended June 30, 2013. The increase of $319,933 was a result of the $396,410 increase in operating expenses offset by the $169,617 increase in revenues during the period as discussed above.

LIQUIDITY
---------

At June 30, 2014, the Company had total current assets of $1,107,240, consisting of cash of $1,015,565, accounts receivable of $64,705 and deposits of $26,970. At June 30, 2014, the Company had total current liabilities of $294,650, consisting of, accounts payable of $192,102 and accrued liabilities of $102,548. At June 30, 2014, we have a working capital surplus of $812,590.

During the six months ended June 30 2014, we used cash of $713,909 in operations. During the six months ended June 30, 2014, we recognized a net loss of $891,582, which was adjusted for the non-cash items of interest paid in stock of $41,357, services of $80,00 paid in common stock and depletion and depreciation of $44,384 and a gain on the discount of promissory note of $50,000.

During the six months ended June 30, 2013, we used cash of $336,788 in operations. During the six months ended June 30, 2013, the Company recognized a net loss of $571,649, which was adjusted for the non-cash items of $25,000 in interest paid for using stock, $17,500 in services paid for with stock, $11,887 in depletion and depreciation and $38,687 asset remediation expense.

During the six months ended June 30, 2014, we used $333,242 in our investing activities, $185,487 in the re-work efforts of our wells, $4,000 in the acquisition of additional oil and gas leases, $69,932 in equipment and $73,823 in connection with the development of a technological process. During the six months ended June 30, 2013, we used $274,786 in our investing activities including $100,243 re-work efforts on our wells, $140,000 in the acquisition of oil and gas leases, and $34,543 in equipment.

During the six months ended June 30, 2014, we received $1,965,000 from our financing activities compared to $982,000 during the six months ended June 30, 2013.

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

Short Term.

On a short-term basis, we do not generate any revenue sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring expenses and liabilities. For short term needs we will be dependent on receipt, if any, of offering proceeds.

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of June 30, 2014 and December 31, 2013.

Dependence on Major Customers

During the six months ended June 30, 2014, the Company's revenues were attributable to sales of oil to two customers. During the year ended December 31, 2013, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at June 30, 2014 and December 31, 2013.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at June 30, 2014, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of June 30, 2014, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2014 through June 30, 2014, the Company has made the following unregistered issuances of its securities.



           DATE OF                    TITLE OF              NO. OF                                        CLASS OF
          ISSUANCE                   SECURITIES             SHARES            CONSIDERATION               PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- ------------------------
          June 2014                Common Shares           150,000             IR Services           Business Associate
          June 2014                Common Shares            5,000                Services            Business Associate
          June 2014                Common Shares           180,000               $90,000           Business Associates
          June 2014                Common Shares            29,590               Interest            Business Associate
          May 2014                    Warrant               60,000               Services            Business Associate

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

     Exhibit 31.1 Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit      32.1   Certification of Principal Executiveand Financial
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





                               HINTO ENERGY, INC.
                                (Registrant)



Dated:   August 14, 2014     By:  /s/ George Harris
                                   ----------------
                                George Harris (Chief Executive Officer,
                                Chief Financial Officer and Principal Accounting Officer)