Form 10-K/A
period 2013-12-31
HINTO ENERGY, INC
filed 2014-10-28
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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
           ----------------------------------------------------------
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

         Title of each                                    Name of each exchange
        class registered                                   on which registered
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

---------------------------- -------  ------------------------------ ---------
Large accelerated filer       [___]   Accelerated filer                [___]
---------------------------- -------  ------------------------------ ---------
Non-accelerated filer         [___]   Smaller reporting company        [_X_]
(Do not check if a smaller
reporting company)
---------------------------- -------  ------------------------------ ---------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On March 31, 2014, the 15,306,875 shares of common stock were held by non-affiliates and had a value of $11,786,293 based on the average closing bid and ask.

There were 21,089,893 shares issued and outstanding of the registrant's Common Stock as of March 31, 2014.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1       Business                                                          2
ITEM 1 A.    Risk Factors                                                     11
ITEM 1 B.    Unresolved Staff Comments                                        19
ITEM 2       Properties                                                       19
ITEM 3       Legal Proceedings                                                24
ITEM 4       Mine and Safety Disclosure                                       24

                                     PART II

ITEM 5       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               25
ITEM 6       Selected Financial Data                                          28
ITEM 7       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       28
ITEM 7 A.    Quantitative and Qualitative Disclosures About Market Risk       34
ITEM 8       Financial Statements and Supplementary Data                      34
ITEM 9       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        34
ITEM 9 A.    Controls and Procedures
ITEM 9 A(T). Controls and Procedures                                          34
ITEM 9B      Other Information                                                36
                                                                              36
                                    PART III

ITEM 10      Directors, Executive Officers, and Corporate Governance          37
ITEM 11      Executive Compensation                                           40
ITEM 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  46
ITEM 13      Certain Relationships and Related Transactions, and Director
             Independence                                                     47
ITEM 14      Principal Accounting Fees and Services                           50

                                     PART IV

ITEM 15      Exhibits, Financial Statement Schedules                          51

SIGNATURES                                                                    76

                                EXPLANATORY NOTE

Hinto Energy, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K/A for the Year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014, for the sole purpose of revising the disclosures in Item 2, Properties and to include certain exhibits in Item 15 and to revise the Report of the Independent Registered Public Accounting Firm and Note 14 of the Financial Statement Notes.

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

DEVELOP IMPROVED TECHNICS TO OBTAIN GREATER DAILY PRODUCTION AND HIGHER ULTIMATE OIL AND GAS RECOVERY

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

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock as follows:

     -    $75,000 in cash; and
     - $25,000 in the form of 50,000 shares of the Company's restricted common stock.

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

     -    $25,000 in cash; and
     -    5 percent Carried Working Interest

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

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows:

     -    $65,000 in cash; and
     - $36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

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

BACKLOG OF ORDERS.

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS.

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT.

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

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

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

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

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

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

WE HAVE WARRANTS ISSUED AND OUTSTANDING WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH EQUITY INSTRUMENTS COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2013, we have warrants issued and outstanding exercisable into 5,600,000 shares of our common stock at ranges from $0.50 to $3.00 per share. The warrants are exercisable in whole or in part. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

WE WILL DEPEND UPON MANAGEMENT BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

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

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

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

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY WYOMING STATUTE.

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

                      RISK FACTORS RELATING TO OUR BUSINESS

OUR BUSINESS, THE OIL AND GAS BUSINESS HAS NUMEROUS RISKS WHICH COULD RENDER US UNSUCCESSFUL.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the wells we have acquired or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable. (See "Business and Properties")

WE HAVE SUBSTANTIAL COMPETITORS WHO HAVE AN ADVANTAGE OVER US IN RESOURCES AND MANAGEMENT.

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

WE WILL BE SUBJECT TO ALL OF THE MARKET FORCES IN THE ENERGY BUSINESS, MANY OF WHICH COULD POSE A SIGNIFICANT RISK TO OUR OPERATIONS.

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

WE ARE SUBJECT TO SIGNIFICANT OPERATING HAZARDS AND UNINSURED RISK IN THE ENERGY INDUSTRY.

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

WE ARE SUBJECT TO FEDERAL INCOME TAX LAWS AND CHANGES THEREIN WHICH COULD ADVERSELY IMPACT US.

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

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION IN THE ENERGY INDUSTRY WHICH COULD ADVERSELY IMPACT US.

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

                        RISK FACTORS RELATED TO OUR STOCK

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

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

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

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

ANY NEW POTENTIAL INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF EXISTING INVESTOR'S INVESTMENTS.

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

None.

PATENTS AND PATENT APPLICATIONS.

None.

OIL AND GAS PROPERTIES.

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

In exchange for such mineral estates, the Company paid a total of $100,000 in a combination of cash and stock as follows:

     -    $75,000 in cash; and
     - $25,000 in the form of 50,000 shares of the Company's restricted common stock.

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

     -    $25,000 in cash; and
     -    5 percent Carried Working Interest

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

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows:

     -    $65,000 in cash; and
     - $36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

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

PROVED RESERVES

The following table sets forth our estimated net proved reserves as of December 31, 2013 and 2012.

                                                    RESERVES
                                ------------------------------------------------
                                         2013                     2012
                                ------------------------ -----------------------
ESTIMATED PROVED RESERVES DATA:    OIL      NATURAL GAS     OIL     NATURAL GAS
                                 (MBBLS)      (MMSCF)     (MBBLS)     (MMSCF)
                                ---------- ------------- --------- -------------
  Proved developed reserves            23          20.8        24           -0-
  Proved undeveloped reserves         313        282.01       243           147
                                ---------- ------------- --------- -------------
  Total proved reserves               336        302.81       267           147
                                ========== ============= ========= =============

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

                                                For the Years Ending
                                                    December 31,
                                                  2013          2012
                                             -------------- -------------
Revenue
   Oil sales                                 $      65,615  $     29,208
Net production sold
   Oil (Bbl)                                         1,262           468
Average sales prices
  Oil ($/Bbl)                                $       51.91  $      62.41
Costs and expenses (per Bbl)
  Lease operating expenses                               -             -
  Transportation and marketing expenses                  -             -


DEVELOPED AND UNDEVELOPED ACREAGE

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2013 and 2012:

                                          2013                                           2012
                      ---------------------------------------------- ----------------------------------------------
                         Developed Acres        Undeveloped Acres       Developed Acres        Undeveloped Acres
                      ----------------------- ---------------------- ----------------------- ----------------------
                       Gross(1)    Net (2)      Gross        Net       Gross        Net        Gross        Net
                      ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Natural Buttes             80          64        5,575       5,079        80          64        5,575       5,079
Cisco Springs             550         496        8,938       8,610       270         216        4,783       3,827
Mason Lakes               520         494          602         562         -           -            -           -
                      ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Total                   1,150       1,054       15,115      14,251       350         280       10,358       8,906
                      =========== =========== =========== ========== =========== =========== =========== ==========
------------------

     (1) "Gross" means the total number of acres in which we have a working interest.

     (2) "Net" means the sum of the fractional working interests that we own in gross acres.

PRODUCTIVE WELLS

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of December 31, 2013 and 2012:

                                        2013                                           2012
                     ------------------------------------------- -------------------------------------------------
                           Oil Wells         Natural Gas Wells         Oil Wells            Natural Gas Wells
                     ---------------------- -------------------- ---------------------- --------------------------
                      Gross(1)     Net(2)     Gross      Net       Gross       Net         Gross         Net
                     ------------ --------- ---------- --------- ---------- ----------- ------------ -------------
Natural Buttes             -            -          1      0.62         -           -            1           0.62
Cisco Springs
 (3,4)                    34           28          7         7        27          21            -              -
Mason Lakes                5         4.75          -         -         -           -            -              -
                     ------------ --------- ---------- --------- ---------- ----------- ------------ -------------
Total                     32        25.75          8      7.62        27          21            1           0.08
                     ============ ========= ========== ========= ========== =========== ============ =============
------------------

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. MINING AND SAFETY DISCLOSURE.
------------------------------------

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

MARKET INFORMATION

There is a limited public trading market for the common stock. The Company's common stock is listed for trading on the OTCBB and the Over The Counter Markets OTCQB and has the symbol "HENI."

                                  HIGH                   LOW
QUARTER ENDED:                  ---------             --------
December 31, 2013                 $0.89                 $0.69
September 30, 2013                $1.03                 $0.75
June 30, 2013                     $1.01                 $0.79
March 31, 2013                    $0.99                 $0.30

QUARTER ENDED:
December 31, 2012                 $1.60                 $0.30
September 30, 2012                $1.01                 $0.65
June 30, 2012                     $1.50                 $0.65
March 31, 2012                    $1.75                 $0.75

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

------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
     DATE OF              TITLE OF              NO. OF                                                  CLASS OF
      SALE               SECURITIES             SHARES               CONSIDERATION                      PURCHASER
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
     January            Common Shares         11,446,931        Shares of South Uintah               Shareholders of
      2012                                                      pursuant to the Amended             South Uintah Gas
                                                                  Share Exchange and                   Properties
                                                                 Acquisition Agreement
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
     January              Warrants             2,000,000       Warrants of South Uintah              Warrant holders
      2012                                                      pursuant to the Amended              Of South Uintah
                                                                  Share Exchange and                 Gas Properties
                                                                 Acquisition Agreement


------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
     January              Warrants             4,700,000       Warrants of South Uintah              Warrant holders
      2012                                                      pursuant to the Amended              of South Uintah
                                                                  Share Exchange and                 Gas Properties
                                                                 Acquisition Agreement               (Directors and
                                                                                                        Officers)
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    February            Common Shares           69,000                 Services                    Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
   March 2012           Common Shares           410,000                $205,000                    Business Associate
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
  April 2012 -          Common Shares           55,000                 Services                    Business Associate
    May 2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    May 2012            Common Shares           205,000                $102,500                    Business Associate
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    June 2012           Common Shares           191,618          Outstanding Invoices                   Business
                                                                                                   Associate/Affiliate
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    May 2012            Common Shares           25,000                 Interest                    Business Associate
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    May 2012             Convertible               -                    $25,000                    Business Associate
                       Promissory Note
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    September           Common Shares           50,724         Conversion of Convertible           Business Associate
      2012                                                          Promissory Note
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    September           Common Shares           100,000                 $50,000                    Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    September           Common Shares           23,250            Consulting Services              Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    December            Common Shares           200,000                $100,000                    Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    December            Common Shares           10,000            Consulting Services              Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    December            Common Shares           50,000                 Interest                    Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    December            Common Shares          1,400,000         Litigation Settlement             Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    December              Warrants              800,000          Litigation Settlement             Business Associate
      2012
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    December            Subscription            500,000                $250,000                    Business Associate
      2012                Agreement
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------


------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
     January            Common Shares           850,000                $425,000                    Business Associate
      2013
     through
    February
      2013
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
    February            Common Shares           10,000                 Services                    Business Associate
      2013
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
   March 2013           Common Shares           50,000                 Interest                    Business Associate
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
   April 2013           Common Shares           850,000                 $425,000                   Business Associate
     through
    June 30,
      2013
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
    May 2013            Common Shares           25,000                  Services                   Business Associate
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
   April 2013           Common Shares           336,000                 $168,000                     Warrant Holders
     Through
    June 30,
      2013
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
    June 2013           Common Shares           50,000             Acquisition of Oil               Business Associate
                                                                     and Gas Leases
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
    June 2013           Common Shares           62,242             Acquisition of Oil               Business Associate
                                                                     and Gas Leases
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
   April & May             Class A                --                    $575,000                   Business Associates
      2013               Convertible
                      Promissory Notes
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------
   April 2013              Warrant              100,000         Attached to Convertible            Business Associate
                                                                    Promissory Note
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
    July 2013           Common Shares           664,000                 $332,000                     Warrant Holders
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
   August 2013          Common Shares           23,000                  $11,500                     Business Associate
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
   August 2013          Common Shares           25,000                  Services                    Business Associate
------------------ ------------------------ ---------------- ------------------------------- ---------------------------------
     October            Common Shares           30,000                  Interest                    Business Associate
      2013
------------------ ------------------------ ---------------- ------------------------------ ----------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

                                      -29

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

During the year ended December 31, 2013 and 2012, the Company recognized a direct cost of revenue of $389,866 and $204,387, respectively. An increase of $185,479, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana. Direct cost of revenue consists of the following items:


                                                              INCREASE /
                                      2013        2012        (DECREASE)
                                    ----------- ----------- --------------
Field Expenses                      $  157,400   $  47,129        110,271
Well Repair and Maintenance             99,316       6,123         93,193
Well Stimulation                        19,305      54,399       (35,094)
Field tools and equipment               11,937           -         11,937
Field auto expenses                     10,731           -         10,731
Field utilities                         13,344           -         13,344
Taxes                                      935           -            935
Freight                                  3,920         331          3,589
Depletion                                3,896       2,047          1,849
Amortization and depreciation           30,445      22,236          8,209
Asset Recovery Obligation               38,637      72,122       (33,485)
                                    ----------- ----------- --------------
                            TOTAL   $  389,866   $ 204,387        185,479

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

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

         NAME     AGE                   POSITION                           TERM
---------------- ----- -------------------------------------------------- ------
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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

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

                                 SUMMARY EXECUTIVES COMPENSATION TABLE


                                                                    Non-equity  Non-qualified
                                                                    incentive     deferred         All
                                                  Stock    Option      plan     compensation      other
                                Salary    Bonus   awards   awards  compensation   earnings     compensation   Total
   Name & Position      Year     ($)       ($)      ($)     ($)         ($)         ($)             ($)        ($)
----------------------- ------ --------- -------- -------- ------- ----------    -----------   ------------ ---------
George Harris, CEO      2013   153,000      0        0       0           0             0               0      153,000
& CFO (1)               2012   127,000      0        0       0           0             0               0      127,000
                        2011    60,000      0       $55      0           0             0               0       60,055

Gary Herick, VP of      2013   125,000      0        0       0           0             0               0      125,000
Finance & Secretary     2012   140,000      0        0       0           0             0               0      140,000
(2)                     2011    85,000      0      $200      0           0             0               0       85,200

J. David Keller, VP     2013    10,000      0        0       0           0             0               0       10,000
of Exploration &        2012    77,613      0        0       0           0             0               0       77,613
Development (3)         2011    55,000      0       $52      0           0             0               0       55,052
-----------------------

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


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive and Financial Officer and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2013 (the "Named Executive Officers"):

---------------- ------------------------------------------------------------- ----------------------------------------
                                        OPTION AWARDS                                       STOCK AWARDS
---------------- ------------------------------------------------------------- ----------------------------------------
                                                                                                              Equity
                                                                                                            incentive
                                                                                                   Equity      plan
                                                                                                  incentive   awards:
                                                                                         Market     plan      Market
                                                                               Number    value     awards:      or
                                               Equity                            of       of       Number      payout
                                             incentive                         shares    shares      of       value of
                                                plan                             or       of       unearned   unearned
                                              awards:                           units    units      shares,    shares,
                  Number of                  Number of                           of       of       units or   units or
                 securities    Number of     securities                        stock     stock      other      others
                 underlying    securities    underlying                         that      that     rights     rights
                 unexercised   underlying   unexercised    Option               have      have      that       that
                   options    unexercised     unearned    exercise    Option     not      not      have not   have not
                     (#)      options (#)     options      price    expiration vested    vested     vested     vested
     Name        exercisable  unexercisable     (#)         ($)       date       (#)      ($)        (#)        ($)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
George                0            0             0           0          0         0        0          0          0
Harris (1)
---------------- ------------ ------------- ------------- --------- ---------- -------- --------- ---------- ----------
Gary Herick,          0            0             0           0          0      333,333  243,333       0          0
VP of
Finance (2)
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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2013:

                                     DIRECTORS' COMPENSATION

--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
                  Fees                              Non-equity     Non-qualified
                earned or                           incentive        deferred
                paid in     Stock      Option          plan        compensation      All other
                   cash     awards     awards      compensation      earnings      compensation      Total
     Name          ($)         ($)        ($)          ($)             ($)              ($)           ($)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
George           $153,000     $ -0-      $ -0-        $ -0-           $ -0-            $-0-        $153,000
Harris (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Gary             $125,000     $ -0-      $ -0-        $ -0-           $ -0-            $ -0-       $125,000
Herick (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
J. David         $10,000      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $10,000
Keller (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Kevin              $-0-       $ -0-      $ -0-        $ -0-           $ -0-            $ -0-         $-0-
Blair (1)
--------------- ----------- ---------- ---------- --------------- --------------- ---------------- ----------
Max              $50,000      $ -0-      $ -0-        $ -0-           $ -0-            $ -0-        $50,000
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

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

     * The Address for the above individuals and entities is c/o 7609 Ralston Road, Arvada, Colorado 80002.

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

                                              COMMON STOCK
                   -------------------------------------------------------------
                       NUMBER OF SOUTH UINTAH              NUMBER OF SHARES OF
                           SHARES ISSUED                       HINTO ISSUED

George Harris                   550,000                           550,000
Gary Herick (2)                2,000,000                         1,640,000
Max Sommer                      200,000                           200,000
Kevin Blair                     325,000                           325,000
David Keller                    525,000                           525,000

                                                WARRANTS
                   -------------------------------------------------------------
                       NUMBER OF SOUTH UINTAH             NUMBER OF WARRANTS OF
                           WARRANTS ISSUED                      HINTO ISSUED
George Harris (1)               550,000                           550,000
Gary Herick (2)                1,000,000                         1,000,000
Max Sommer (3)                  200,000                           300,000
Kevin Blair (4)                 325,000                           325,000
David Keller (5)                525,000                           525,000
-------------------
     (1) Mr. Harris holds warrants to purchase 550,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 350,000 shares have an exercise price of $1.00 per share and the remaining 200,000 shares have an exercise price of $3.00 per share.
     (2) Mr. Herick has direct ownership of 250,000 shares and indirect ownership of 1,390,000 shares of common stock. Arrowhead Consulting, LLC, which Mr. Herick has voting control of holds 700,000 shares of common stock and a warrant to purchase an additional 1,000,000 shares of common stock. The warrant has an exercise price of $2.00 per share and will expire in July 2016. The warrant vests at a rate of 1/3 per year throughout the term of the warrant and will expire 2 years after vesting. .Mr. Herick has beneficial ownership of 690,000 shares of common stock through his wife's ownership of Whitemoon Energy, LLC which holds the shares.
     (3) Mr. Sommer holds warrants to purchase 200,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 100,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
     (4) Mr. Blair holds warrants to purchase 325,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 225,000 shares have an exercise price of $1.00 per share and the remaining 100,000 shares have an exercise price of $3.00 per share.
     (5) Mr. Keller holds warrants to purchase 525,000 shares of common stock. The warrants are subject to vesting terms and have a term of 3 years, 325,000 shares have an exercise price $1.00 per share and the remaining 200,000 shares have a $3.00 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. BF Borger's CPA LLC ("Borgers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2013 and 2012.

                                     Year Ended December 31,
                              2013                              2012
                      -------------------------      ------------------------
Audit Fees                  $25,380                           $14,960*

Audit-related Fees          $     0                           $     0

Tax Fees                    $     0                           $     0

All Other Fees              $     0                           $     0
                      -------------------------      -----------------------
Total Fees                  $25,380                           $14,960

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

--------------- -------------------------------------------------------------------- ----------------------
NUMBER          DESCRIPTION
--------------- -------------------------------------------------------------------- ----------------------
3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
3.5             Amendment to Articles of Incorporation of South Uintah Gas                     (8)
                Properties, Inc.
3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
4.1             Form of Vesting Warrants                                                       (8)
4.2             Form of $0.50 Warrants                                                         (8)
10.1            Farmout Agreement                                                              (2)
10.2            Extension to Farmout Agreement                                                 (2)
10.3            Extension to Farmout Agreement - 2009                                          (3)
10.4            Extension to Farmout Agreement - 2010                                          (4)
10.5            Share Purchase Agreement                                                       (5)
10.6            Share Acquisition and Exchange Agreement                                       (6)
10.7            Amended Share Exchange and Acquisition Agreement, dated                        (8)
                January 23, 2012
10.8            Asset Purchase & Sales Agreement, dated May 9, 2012                            (9)

10.9            Consulting Agreement with George Harris, dated June 1, 2011                    (10)
10.10           Corporate Advisor Director Consulting  Engagement Agreement with Gary     Filed Herewith
                Herick, dated April 15, 2011
10.11           Consulting Agreement with Kevin Blair, dated June 1, 2011                 Filed Herewith
10.12           Consulting Agreement with David Keller, dated August 4, 2011              Filed Herewith
10.13           Consulting Agreement with Max Sommer, dated June 1, 2011                  Filed Herewith
23.1            Consent of Geologist                                                      Filed Herewith
31.1            Certification of Chief Financial Officer & Principal Executive
                Officer pursuant to Section 302 of the Sarbanes-Oxley Act                 Filed Herewith
32.1            Certification of Chief Financial Officer & Principal Executive
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act                 Filed Herewith
99.1            Reserve Report, dated March 22, 2014                                      Filed Herewith
101.INS         XBRL Instance Document                                                  Filed Herewith(11)
101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith(11)
101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith(11)
101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith(11)
101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith(11)
101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith(11)

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

(10)Incorporated by reference from the Company's Registration Statement No. 333-182538 on Form S-1 filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2012.

(11)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                               HINTO ENERGY, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF HINTO ENERGY, INC.:

We have audited the accompanying balance sheets of Hinto Energy, Inc. ("the Company") as of December 31, 2013 and 2012, and the related statement of operations, stockholders' equity (deficit) and cash flow for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinto Energy, Inc., as of December 31, 2013and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

 /s/ B F Borgers CPA PC

B F BORGERS CPA PC
Denver, CO
April 14, 2014

                                             HINTO ENERGY, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                             June 30,         December 31,
                                                                               2014              2013
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)
Assets
        Current Assets:
               Cash                                                       $    1,015,565    $       97,716
               Accounts Receivable                                                64,705            29,886
               Deposits                                                           26,970             2,013
                                                                          ---------------   ---------------
        Total Current Assets                                                   1,107,240           129,615
                                                                          ---------------   ---------------
        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $14,342 and $7,754, respectively                         114,658            51,313
               Development of Technological Process                              148,268            74,445
                                                                          ---------------   ---------------
        Total Property and Equipment                                             262,926           125,758

        Oil and Natural Gas Properties:
               Proved Properties                                               1,008,300         1,004,300
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      622,596           437,109
               Less Accumulated Depreciation and Depletion                       (96,418)          (58,624)
                                                                          ---------------   ---------------
        Total Oil and Natural Gas Properties                                   1,534,478         1,382,785
                                                                          ---------------   ---------------

        Other Assets:
               Deposits                                                          162,500           135,500
                                                                          ---------------   ---------------
Total Assets                                                              $    3,067,144    $    1,773,658
                                                                          ===============   ===============
Liabilities and Stockholders' Equity
        Current liabilities
               Accounts payable                                           $      192,102    $      127,602
               Accrued liabilities                                               102,548            44,136
               Subscriptions received                                                  -           425,000
               Notes payable, other                                                    -           115,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                294,650           711,738

        Asset recovery obligations                                               110,759           110,759
        Long term note payable                                                 2,575,000           575,000
                                                                          ---------------   ---------------

Total liabilities                                                         $    2,980,409    $    1,397,497
                                                                          ---------------   ---------------
Stockholders'  Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         21,424,893 and 20,151,769 shares issued and outstanding
          at June 30, 2014 and December 31, 2013, respectively                    21,425            20,152
        Additional paid-in capital                                             4,953,027         4,292,143
        Subscription receivable                                                  (60,000)          (30,000)
        Common stock, subscribed                                                       -            30,000
        Accumulated deficit                                                   (4,827,716)       (3,936,134)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                         86,736           376,161
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                $    3,067,145    $    1,773,658
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

                                                      HINTO ENERGY, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
                                                          (UNAUDITED)

                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                 June 30,
                                                      2014                2013                 2014                2013
                                                -----------------    ----------------    -----------------   -----------------
Revenue:                                        $        163,339     $        10,091     $        191,339    $         21,722

Direct Cost of Revenue                                    51,306              51,101              175,537              90,213
Depreciation and depletion                                (4,684)              1,522                8,006               9,938
                                                -----------------    ----------------    -----------------   -----------------
                                                         116,717             (42,532)               7,796             (78,429)

Operational expenses:
      Operating Lease expense                            309,931              49,446              325,747              53,301
      General and Administrative expense                 172,660             183,747              296,597             252,793
      Consulting fees                                    126,881              82,500              228,160             148,000
                                                -----------------    ----------------    -----------------   -----------------
          Total operational expenses                     609,472             315,693              850,504             454,094
                                                -----------------    ----------------    -----------------   -----------------

Other Income (Expenses)
      Gain on write off of accrued debt                        -                   -               50,000                   -
      Litigation Settlement Expense                            -                   -                    -                (570)
      Finance Expense                                          -                   -                    -                   -
      Interest expense                                  (148,085)            (23,258)             (98,874)            (38,556)
                                                -----------------    ----------------    -----------------   -----------------
          Total other income (expense)                  (148,085)            (23,258)             (48,874)            (39,126)
                                                -----------------    ----------------    -----------------   -----------------

Net loss                                        $       (640,840)    $      (381,483)    $       (891,582)   $       (571,649)
                                                =================    ================    =================   =================

Per share information

Net loss per common share
      Basic                                     $          (0.03)    $         (0.02)    $          (0.04)   $          (0.03)
      Fully diluted                                            *                   *                    *                   *
                                                =================    ================    =================   =================

Weighted average number of common
      stock outstanding                               21,111,977          17,229,910           21,214,689          17,376,108
                                                =================    ================    =================   =================

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


                                                      HINTO ENERGY, INC.
                                        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2014
                                                          (UNAUDITED)


                             Common Stock
                          ----------------------                       Common      Additional                        Total
                           Number of              Subscription         Stock         paid-in      Accumulated    Stockholders'
                             Shares      Amount    Receivable     Subscribed For     Capital         Deficit        Equity
                          ----------------------  -------------   --------------  -------------  ---------------  -----------
Balance -
 January 1, 2014          20,151,769   $ 20,152   $    (30,000)    $     30,000   $  4,292,143   $(3,936,134)   $    376,161

Issuance of
 Shares for cash             910,000        910              -                -        454,090             -         455,000

Issuance of shares
  for services               160,000        160              -                -         79,840             -          80,000

Issuance of shares
 for interest                 83,124         83              -                -         41,274             -          41,357

Common stock
 subscribed for                    -          -         30,000          (30,000)             -             -               -

Common stock issued
 in exchange for
 bond cash                   120,000        120        (60,000)               -         59,880             -               -

Warrant issued for
 services                          -          -              -                -         25,800             -          25,800

Net Loss                           -          -              -                -              -      (891,582)       (891,582
                          -----------  ---------  --------------   -------------  -------------  -------------  -------------
Balance - June 30, 2014   21,424,893   $ 21,425   $    (60,000)    $          -   $  4,953,027   $(4,827,716)   $     86,736
                          ===========  =========  ==============   =============  =============  =============  =============


See the notes to these consolidated financial statements.

                                                   HINTO ENERGY, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
                                                       (UNAUDITED)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     2014                   2013
                                                                             ---------------------   -------------------

Cash Flows from Operating Activities:
         Net Loss                                                            $           (891,582)   $         (571,649)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                               41,357                25,000
         Stock issued for services                                                         80,000                17,500
         Amortization, Depreciation and Depletion                                          44,382                11,887
         Asset remediation expenses                                                             -                38,637
         Gain on discount of promissory note                                              (50,000)                    -
Adjustments to reconcile net loss to net cash used in operating activities:
         (Increase) in accounts receivable                                                (34,819)              (10,091)
         (Increase) decrease in deposits and advances                                     (26,157)               (7,230)
         Decrease in accounts payable                                                      64,500               165,144
         Increase in accrued liabilities                                                   58,410                (5,986)
                                                                             ---------------------   -------------------
Net Cash Used by Operating Activities                                                    (713,909)             (336,788)
                                                                             ---------------------   -------------------

Cash Flows from Investing Activities
         Purchase of leases                                                                (4,000)             (140,000)
         Purchase of machinery and equipment                                              (69,932)              (34,543)
         Development of technological process                                             (73,823)                    -
         Well rework                                                                     (185,487)             (100,243)
                                                                             ---------------------   -------------------
Net Cash Used in Investing Activities                                                    (333,242)             (274,786)
                                                                             ---------------------   -------------------

Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                     2,000,000                75,000
         Payments on other notes payable                                                  (65,000)             (265,000)
         Proceeds from sale of common stock                                                30,000               433,500
         Increase in stock subscriptions payable                                                -               136,500
         Stock to be issued for services                                                        -                17,500
         Proceeds from the exercise of warrants                                                 -               584,500
                                                                             ---------------------   -------------------
Net Cash Provided by Financing Activities                                               1,965,000               982,000
                                                                             ---------------------   -------------------

Net Increase  in Cash                                                                     917,849               370,426

Cash and Cash Equivalents - Beginning of Period                                            97,716                57,709
                                                                             ---------------------   -------------------

Cash and Cash Equivalents - End of Period                                    $          1,015,565    $          428,135
                                                                             =====================   ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                      $                  -    $                -
                                                                             =====================   ===================
         Cash paid for income taxes                                          $                  -    $                -
                                                                             =====================   ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of promissory note for services                            $                  -    $           10,000
                                                                             =====================   ===================
         Issuance of common stock for deposits and
                accounts payable                                             $                  -    $          199,309
                                                                             =====================   ===================
         Subscription Receivable                                             $            (90,000)   $                -
                                                                             =====================   ===================
         Warrant issued for services                                         $             28,500    $                -
                                                                             =====================   ===================
         Amortization of Warrant issued for services                         $              3,182    $                -
                                                                             =====================   ===================



See the notes to these consolidated financial statements.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION
-------------------------------------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012



                                  Life in     December 31,    December 31,
               Asset Type          Years          2013             2012
------------------------------- ------------ -------------- ---------------
Machinery                          5 - 7     $      59,067  $       16,500
                                ------------ -------------- ---------------
Subtotal                                            59,067          16,500
Less Accumulated Depreciation                      (7,754)               -
                                ------------ -------------- ---------------
Net Book Value                               $      51,313  $       16,500
                                ============ ============== ===============

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

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN
--------------------------------------------

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

NOTE 4 - OIL AND GAS LEASES
---------------------------

Oil and gas properties consisted of the following as of December 31, 2013 and 2012:

                                              December 31,        December 31,
                                                  2013               2012
                                           ------------------- -----------------
Proved   properties                        $      1,004,300    $       803,200
Unproved properties                                       -                  -
                                           ------------------- -----------------
                                           $      1,004,300    $       803,200
      Accumulated depletion                           5,942              2,047
                                           ------------------- -----------------
                                           $        998,358    $       801,153
                                           =================== =================

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTE, SHORT TERM
------------------------------------------------

In May 2012, the Company, as part of the purchase of Cisco Pacific, issued the seller a $150,000 convertible promissory note. On May 31, 2013, the outstanding principal and accrued interest was paid in full for cash of $162,000.

NOTE 6 - SUBSCRIPTIONS RECEIVED
-------------------------------

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

NOTE 7 - NOTES PAYABLES, OTHER
------------------------------

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

NOTE 8 - LONG TERM NOTE PAYABLES, CONVERTIBLE
---------------------------------------------

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

NOTE 9 - COMMITMENTS & CONTINGENCIES
------------------------------------

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

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

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

                        Expected life                   3 years
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

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:

                                                          Weighted Average
                                                     ---------------------------
                                                                    Remaining
                                    Shares Under      Exercise     Contractual
                                       Warrant          Price         Life
                                  ------------------ ----------- ---------------
Balance at January 1, 2012                6,700,000       $1.31            1.71
   Granted                                  800,000        0.75            4.96
   Exercised                                      -           -               -
   Expired                                        -           -               -
                                  ------------------ ----------- ---------------
Balance at December 31, 2012              7,500,000       $1.25            2.44
                                  ------------------ ----------- ---------------
   Granted                                  100,000        2.00               -
   Exercised                            (2,000,000)       $0.50               -
   Expired                                        -           -               -
                                  ------------------ ----------- ---------------
Balance at December 31, 2013              5,600,000       $1.54            2.29
                                  ==================

NOTE 11 - LITIGATION SETTLEMENT
-------------------------------

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

NOTE 12 - INCOME TAXES
----------------------

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012

                                Estimated NOL           Valuation       Net Tax
                          Carry-forward benefit         Allowance       Benefit
                          ======================================================

  December 31, 2013                 $784,380             $(700,264)          -
  December 31, 2012                 $520,764             $(520,764)          -

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

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

NOTE 14 - SUPPLEMENTAL OIL AND GAS DISCLOSURE (UNAUDITED)
---------------------------------------------------------

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

NET PROVED DEVELOPED AND UNDEVELOPED RESERVES - (IN THOUSANDS OF BARRELS "MBBLS") OF OIL:

                                                      December 31,
                                                   2013           2012
                                             --------------- --------------
                                              (unaudited)     (unaudited)

Balance January 1st                                   267              -
Purchase of properties                                 69            267
Revisions of previous estimates                         -              -
Extension, discoveries, other estimates                 -              -
Production (1)                                          -              -
Disposition of properties                               -              -
                                             --------------- --------------
Balance, December 31st                                336            267
                                             =============== ==============
----------------------------------------
     (1) During the year ended December 31, 2013, the Company produced 878 barrels, which is the equivalent of .878 MBbls.

NET PROVED DEVELOPED AND UNDEVELOPED RESERVES OF NATURAL GAS - (IN MILLIONS OF STANDARD CUBIC FEET "MMCF"):

                                                  2013            2012
                                             -------------- ---------------
                                              (unaudited)    (unaudited)

January 1st                                          147               -
Purchase of properties                               135             147
Revisions of previous estimates                        -               -
Extension, discoveries, other estimates                -               -
Production                                             -               -
Disposition of properties                              -               -
                                             -------------- ---------------

December 31st                                        282             147
                                             ============== ===============

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012

NET PROVED OIL AND GAS RESERVES CONSISTED OF THE FOLLOWING AT DECEMBER 31, 2013 AND 2012:

                           Oil Reserves Gross            Natural Gas Reserves
                                 MBbls                           MMcf
                         2013            2012            2013            2012
                    --------------  --------------  --------------  ------------
                     (unaudited)     (unaudited)     (unaudited)     (unaudited)

Proved developed
     producing               23              24              21               -
Proved undeveloped          313             243             282             147
                    --------------  --------------  --------------  ------------

Total proven                336             267             303             147
                    ==============  ==============  ==============  ============



RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

                                                         Year Ended
                                                        December 31,
                                                  2013               2012
                                             ----------------  ----------------
                                             (unaudited)          (unaudited)

Revenue                                      $        65,615   $      29,908
Operating expenses (re-working costs)                316,888         107,982
Amortization & depreciation                           28,357               -
Depletion                                              3,896           2,407
                                             ----------------  ----------------

Operating loss                                      (283,526)        (80,481)

Income tax provision                                       -               -
                                             ----------------  ----------------

Results of operations for oil and
 gas properties                              $      (283,526)  $     (80,481)
                                             ================  ================

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012




COST INCURRED FOR OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

                                              For the Years Ended
                                                 December 31,
                                          2013                  2012
                                     ----------------     -----------------
                                       (unaudited)          (unaudited)
Property acquisition
    Unproved                         $       226,100      $            -
    Proved                                         -             803,200
Exploration                                        -                   -
Development                                  118,620             213,555
                                     ----------------     -----------------

Total costs incurred                 $       344,720      $    1,016,755
                                     ================     =================

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

                                                            Year Ended
                                                            December 31,
                                                        2013           2012
                                                  --------------  --------------
                                                    (unaudited)     (unaudited)

Revenue                                           $      65,615   $    29,908
Operating expenses (re-working costs)                   316,888       107,982
Amortization & depreciation                              28,357             -
Depletion                                                 3,896         2,407
                                                  --------------  --------------

Operating loss                                         (283,526)      (80,481)

Income tax provision                                          -             -
                                                  --------------  --------------

Results of operations for oil and gas properties  $    (283,526)  $   (80,481)
                                                  ==============  ==============

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012



COST INCURRED FOR OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

                                                For the Years Ended
                                                   December 31,
                                            2013                  2012
                                       ----------------     -----------------
                                         (unaudited)          (unaudited)
Property acquisition
    Unproved                           $       226,100      $            -
    Proved                                           -             803,200
Exploration                                          -                   -
Development                                    118,620             213,555
                                       ----------------     -----------------

Total costs incurred                   $       344,720      $    1,016,755
                                       ================     =================


AGGREGATE CAPITALIZED COSTS

Capitalized costs relating to oil and gas activities for the years ended December 31, 2013 and 2012 are as follows:

                                                      December 31,
                                                2013                 2012
                                          -----------------    -----------------
                                            (unaudited)          (unaudited)

Proved                                    $      1,004,300     $      803,200
Unproved                                                 -                  -
Other Property and Equipment                       437,109            213,555
                                          -----------------    -----------------

Total capitalized costs                   $      1,441,409     $    1,016,755

Accumulated depreciation and depletion             (58,624)           (24,283)
                                          -----------------    -----------------

Net capitalized costs                     $      1,382,785     $      992,472
                                          =================    =================


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. The price used to estimate the reserves is held constant over the life of the reserve. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2013 and 2012


The discounted future net cash flows related to proved oil and gas reserves at December 31, 2013 and 2012 (in thousands):

                                                         December 31,
                                                    2013           2012
                                                ------------- ----------------

Future cash inflows                             $      2,039  $        17,068
Less future costs:
     Operational                                         898              221
     Development                                        0.00              540
     Taxes                                               196
                                                ------------- ----------------
Future net cash flows                                    945           16,307
                         10% discount factor            (411)          (9,760)
                                                ============= ================
Standarized measure of discounted costs
     future net cash flows                      $        534  $         6,547



CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31, 2013 and 2012 (in thousands):

                                                         December 31,
                                                    2013           2012
                                                 ------------ ----------------

Beginning of the period                          $     6,547  $             -
  Purchase of proved reserves                            204            6,547
   Changes in costs
  Changes in prices                                  (15,029)               -
  Extension and discoveries                                -                -
  Sales of oil and natural gas produced during
         the period, net of production costs             (65)               -
                                                 ------------ ----------------

End of period                                    $       534  $         6,547

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HINTO ENERGY, INC.

Dated: October 27, 2014
                               By:  /s/ George Harris
                                    --------------------------------------------
                                    George Harris, Chief Financial Officer
                                      (Principal Executive Officer & Principal
                                                   Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 27, 2014

                             HINTO ENERGY, INC.


                             /s/ George Harris
                             ---------------------------------------------------
                             George Harris, Director


                             /s/ Gary Herick
                             ---------------------------------------------------
                             Gary Herick, Director


                             /s/ Kevin Blair
                             ---------------------------------------------------
                             Kevin Blair, Director