Form 10-Q
period 2014-09-30
HINTO ENERGY, INC
filed 2014-11-12
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2014

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-26317

                               HINTO ENERGY, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         WYOMING                                        84-1384961
------------------------                         ------------------------
(State of Incorporation)                         (IRS Employer ID Number)


        5350 SOUTH ROSLYN STREET, SUITE 400, GREENWOOD VILLAGE, CO 80111
      -------------------------------------------------------------------
                   (Address of principal executive offices)

                                  303-647-4850
      -------------------------------------------------------------------
                         (Registrant's Telephone number)


      -------------------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes [  ]                No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 10, 2014, there were 21,593,761 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)                                     1

          Balance Sheets - September 30, 2014 and December 31, 2013           2

          Statements of Operations  -
                   For Three and Nine Months Ended
                   September 30, 2014 and 2013                                3

          Statements of Changes in Shareholders' (Deficit) Equity -
                    For the Nine Months Ended September 30, 2014              4

          Statements of Cash Flows -
                   For the Nine Months Ended September 30, 2014 and 2013      5

          Notes to the Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - NOT APPLICABLE                                  24

Item 4.  Controls and Procedures                                             24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                  25

Item 1A. Risk Factors -  NOT APPLICABLE                                      25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    26

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                             26

Item 5.  Other Information - NOT APPLICABLE                                  26

Item 6.  Exhibits                                                            26

SIGNATURES                                                                   27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                             HINTO ENERGY, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                            September 30,     December 31,
                                                                               2014              2013
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)
ASSETS
        Current Assets:
               Cash                                                       $      473,922    $       97,716
               Accounts Receivable                                                56,978            29,886
               Deposits                                                           43,568             2,013
                                                                          ---------------   ---------------
        Total Current Assets                                                     574,468           129,615
                                                                          ---------------   ---------------

        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $22,684 and $7,754, respectively                         145,725            51,313
               Development of Technological Process                              149,331            74,445
                                                                          ---------------   ---------------
        Total Property and Equipment                                             295,056           125,758

        Oil and Natural Gas Properties:
               Proved Properties                                               1,231,255         1,004,300
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                      767,729           437,109

               Less Accumulated Depreciation and Depletion                      (130,199)          (58,624)
                                                                          ---------------   ---------------
        Total Oil and Natural Gas Properties                                   1,868,785         1,382,785
                                                                          ---------------   ---------------

        Other Assets:
               Deposits                                                          162,500           135,500
                                                                          ---------------   ---------------

TOTAL ASSETS                                                              $    2,900,809    $    1,773,658
                                                                          ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
        Current Liabilities
               Accounts Payable                                           $      205,241    $      127,602
               Accrued Liabilities                                               163,513            44,136
               Subscriptions Received                                                  -           425,000
               Notes Payable, Other                                                    -           115,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                368,754           711,738

        Asset Recovery Obligations                                               168,714           110,759
        Long Term Note Payable                                                 2,575,000           575,000
                                                                          ---------------   ---------------

TOTAL LIABILITIES                                                         $    3,112,468    $    1,397,497
                                                                          ---------------   ---------------

STOCKHOLDERS' (DEFICIT) EQUITY
        Preferred Stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common Stock, $0.001 par value; 50,000,000 shares authorized,
         21,593,761 and 20,151,769 shares issued and outstanding
          at September  30, 2014 and December 31, 2013, respectively              21,594            20,152
        Additional Paid-in Capital                                             5,037,461         4,292,143
        Subscription Receivable                                                        -           (30,000)
        Common Stock, subscribed                                                       -            30,000
        Accumulated Deficit                                                   (5,270,714)       (3,936,134)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                             (211,659)          376,161
                                                                          ---------------   ---------------

Total Liabilities and Stockholders' (Deficit) Equity                      $   2,900,809     $    1,773,658
                                                                          ===============   ===============


See the notes to these consolidated financial statements.

                                                       HINTO ENERGY, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
                                                          (UNAUDITED)

                                                          Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                       2014                2013                 2014                2013
                                                 -----------------    ----------------    -----------------   -----------------
Revenue:                                         $        159,167     $        21,107     $        350,506    $         42,829

Direct Cost of Revenue                                    267,365              99,973              442,902             190,186
Depreciation and Depletion                                 63,569              14,301               71,575              24,239
                                                 -----------------    ----------------    -----------------   -----------------
                                                         (171,767)            (93,167)            (163,971)           (171,596)

Operational Expenses:
      Operating Lease Expense                              29,027              59,050              354,774             112,351
      General and Administrative Expense                   62,409              50,042              359,006             302,835
      Consulting Fees                                     111,000             106,200              339,160             254,200
                                                 -----------------    ----------------    -----------------   -----------------
          Total Operational Expenses                      202,436             215,292            1,052,940             669,386
                                                 -----------------    ----------------    -----------------   -----------------

Other Income (Expenses)
      Gain on Write Off of Accrued Debt                         -                   -               50,000                   -
      Litigation Settlement Expense                             -                   -                    -                (570)
      Finance Expense                                           -                   -                    -                   -
      Interest expense                                    (68,795)            (17,392)            (167,669)            (55,948)
                                                 -----------------    ----------------    -----------------   -----------------
          Total Other Income (Expense)                    (68,795)            (17,392)            (117,669)            (56,518)
                                                 -----------------    ----------------    -----------------   -----------------

Net Loss                                         $       (442,998)    $      (325,851)    $     (1,334,580)   $       (897,500)
                                                 =================    ================    =================   =================

Per Share Information

Net Loss per Common Share
      Basic                                      $          (0.02)    $         (0.02)    $          (0.06)   $          (0.05)
      Fully diluted                                             *                   *                    *                   *
                                                 =================    ================    =================   =================

Weighted average number of common
      stock outstanding                                21,487,016          17,751,667           21,099,461          18,098,869
                                                 =================    ================    =================   =================

      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.

                                                         HINTO ENERGY, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
                                                             (UNAUDITED)

                                          Common Stock                        Common       Additional                     Total
                                 ---------------------------- Subscription     Stock         paid-in   Accumulated    Stockholders'
                                  Number of Shares    Amount   Receivable  Subscribed For    Capital     Deficit    (Deficit) Equity
                                 ---------------------------- ------------ --------------- ----------- ------------ ----------------

Balance - January 1, 2014               20,151,769  $  20,152 $  (30,000)  $       30,000  $ 4,292,143 $(3,936,134) $     376,161

Issuance of shares for cash                910,000        910          -                -      454,090           -        455,000

Issuance of shares for services            160,000        160          -                -       79,840           -         80,000

Issuance of shares for interest            251,992        252          -                -      125,708           -        125,960

Common stock subscribed for                      -          -     30,000          (30,000)           -           -              -

Common stock issued in exchange
 for bond cash                             120,000        120          -                -       59,880           -         60,000

Warrant issued for services                      -          -          -                -       25,800           -         25,800

Net Loss                                         -          -          -                -            -  (1,334,580)    (1,334,580)
                                 ------------------ --------- ------------ --------------- ----------- ------------ ---------------
Balance - September 30, 2014            21,593,761  $  21,594 $        -   $            -  $ 5,037,461 $(5,270,714) $    (211,659)
                                 ================== ========= ============ =============== =========== ============ ===============


See the notes to these consolidated financial statements.

                                                   HINTO ENERGY, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
                                                      (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    2014                   2013
                                                                            -------------------------------------------

Cash Flows from Operating Activities:
         Net Loss                                                           $         (1,334,580)    $        (897,500)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                             125,960                25,000
         Stock issued for services                                                        80,000                30,000
         Amortization, depreciation and depletion                                         86,506                29,008
         Asset remediation expenses                                                            -                38,637
         Gain on discount of promissory note                                             (50,000)                    -
Adjustments to reconcile net loss to net cash used in operating activities:
         (Increase) in accounts receivable                                               (27,092)              (20,656)
         (Increase) in deposits and advances                                             (42,755)              (44,606)
         Increase in accounts payable                                                     77,369                69,478
         Increase (decrease) in accrued liabilities                                      119,646               (17,260)
                                                                            ---------------------    ------------------
Net Cash Used by Operating Activities                                                   (964,946)             (787,899)
                                                                            ---------------------    ------------------

Cash Flows from Investing Activities:
         Purchase of leases                                                             (169,000)             (140,000)
         Purchase of machinery and equipment                                            (109,343)              (42,567)
         Development of technological process                                            (74,886)                    -
         Well rework                                                                    (330,619)             (154,798)
                                                                            ---------------------    ------------------
Net Cash Used in Investing Activities                                                   (683,848)             (337,365)
                                                                            ---------------------    ------------------

Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                    2,000,000                75,000
         Payments on other notes payable                                                 (65,000)             (280,000)
         Proceeds from sale of common stock                                               90,000               581,500
         Proceeds from the exercise of warrants                                                -             1,000,000
                                                                            ---------------------    ------------------
Net Cash Provided by Financing Activities                                              2,025,000             1,376,500
                                                                            ---------------------    ------------------

Net Increase  in Cash                                                                    376,206               251,236

Cash and Cash Equivalents - Beginning of Period                                           97,716                57,709
                                                                            ---------------------    ------------------

Cash and Cash Equivalents - End of Period                                   $            473,922     $         308,945
                                                                            =====================    ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                     $                  -     $               -
                                                                            =====================    ==================
         Cash paid for income taxes                                         $                  -     $               -
                                                                            =====================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of promissory note for services                           $                  -     $          10,000
                                                                            =====================    ==================
         Issuance of common stock for deposits and
                accounts payable                                            $                  -     $         199,309
                                                                            =====================    ==================
         Subscription Receivable                                            $            (90,000)    $               -
                                                                            =====================    ==================
         Warrant issued for services                                        $             28,500     $               -
                                                                            =====================    ==================
         Amortization of Warrant issued for services                        $              3,182     $               -
                                                                            =====================    ==================

See the notes to these consolidated financial statements.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

                                  Life in     September 30,    December 31,
               Asset Type          Years          2014             2013
------------------------------- ------------ --------------- ---------------
Machinery                          5 - 7     $      168,409  $       59,067
                                ------------ --------------- ---------------
Subtotal                                            168,409          59,067
Less Accumulated Depreciation                       (22,684)         (7,754)
                                ------------ --------------- ---------------
Net Book Value                               $      145,725  $       51,313
                                ============ =============== ===============


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

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At September 30, 2014, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

ACCOUNTS RECEIVABLE -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of September 30, 2014 and December 31, 2013.

DEPENDENCE ON MAJOR CUSTOMERS

During the nine months ended September 30, 2014, the Company's revenues were attributable to sales of oil to two customers. During the year ended December 31, 2013, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at September 30, 2014 and December 31, 2013.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)


NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine and three months ended September 30, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were accounting standards and interpretations issued during the nine months ended September 30, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN
--------------------------------------------

The Company's unaudited consolidated financial statements for the nine months ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,334,580 for the nine months ended September 30, 2014 ($442,998 for the three months ended September 30, 2014), and an accumulated deficit of $5,270,714 as of September 30, 2014.

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

NOTE 4 - OIL AND GAS LEASES
---------------------------

Oil and gas properties consisted of the following as of:

                                            September 30,        December 31,
                                                 2014                2013
                                          ------------------- ------------------
Proved   properties                       $      1,231,255    $      1,004,300
Unproved properties                                      -                   -
                                          ------------------- ------------------
                                          $      1,231,255    $      1,004,300
      Accumulated depletion                        (19,246)             (5,942)
                                          ------------------- ------------------
                                          $      1,212,009    $        998,358
                                          =================== ==================

During the nine months ended September 30, 2014 and 2013, the Company recognized depletion expense of $13,304 and $5,019, respectively.

RAGGED POINT, MONTANA

On August 13, 2014, the Company and Ragged Point Partners, LLC, entered into a Purchase and Sale Agreement, in which the Company acquired all right and title to oil and gas leases for a total of 640 gross acres in the Ragged Point Oil Field in Musselshell County, Montana. In exchange for the leases, Company paid $150,000 in cash and has a100% working interest.

The leases consist of 8 oil wells and 1 water supply well. The Company has begun the early analysis of the field and wells and is developing a re-work plan for the wells. The Company has initially placed 2 wells on production.

MASON LAKE, MONTANA

On June 14, 2013, the Company and Jake Oil, LLC ("Jake") entered into a Purchase and Sale Agreement, whereby, the Company acquired all right and title to oil and gas leases for a total of 559 gross acres in the Unit for the 1st Cat Creek formation in Musselshell County, Montana. In exchange for such oil and gas leases, the Company paid $25,000 in cash and a 5% carried working interest.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

The property includes 6 wells in a field to be water flooded, with 5 wells being placed on production during 2014. With an additional 2 wells that need to be re-worked. Additional drilling may be performed to maximize the oil recovery from the formation.

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

During the nine months ended September 30, 2014, the Company spent $203,709 in connection with the re-working of this field. During the six months ended
December 31, 2013, the Company spent $116,447 for development costs in connection with the re-working of this field.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

During the nine months ended September 30, 2014, the Company expended $33,190 in connection with the re-work on the wells of this property. During the year ended December 31, 2013, the Company expended $100,243 in connection with the re-work of the wells on this property.

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

During the nine months ended September30, 2014, the Company did not expend any development costs in connection with the re-working of this well. The Company has not abandoned the well, rather management refocused it re-work efforts on those properties that are oil producing and closer to revenue production. The well is connected to a pipeline and produces gas, thereby holding the lease by production.

NOTE 5 - SUBSCRIPTIONS RECEIVED
-------------------------------

During the three months ended March 31, 2014, the Company had outstanding subscriptions receivable of $30,000 to purchase 60,000 shares of the Company's restricted common stock at $0.50 per share. The funds for such shares was received and the shares were issued during the six months ended June 30, 2014.

During the year ended December 31, 2013, the Company had outstanding subscriptions receivable of $425,000 to purchase 850,000 shares of the Company's restricted common stock at $0.50 per share. The Company issued the 850,000 shares in February 2014.

NOTE 6 - NOTES PAYABLES, OTHER
------------------------------

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

NOTE 7 - LONG TERM NOTE PAYABLES, CONVERTIBLE
---------------------------------------------

$2 MILLION CONVERTIBLE PROMISSORY NOTE

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

The Note is secured by the assets consisting of the Company's leases and wells in the Mason Lake Filed in Musselshell County, Montana.

During the nine months ended September 30, 2014, the Company paid accrued interest of $64,658 through the issuance of 129,315 shares of its restricted common stock. At September 30, 2014, the note has accrued interest of $67,397.

CLASS A CONVERTIBLE PROMISSORY NOTES

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

warrants to purchase common shares with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

At  September  30,  2014,  the  Company  had  $575,000  in  outstanding  Class A
Promissory Notes and has accrued $17,391 in interest in connection with the Class A Promissory Notes. It has issued a total of 122,607 shares of its restricted common stock as payment of interest of $58,563 during the nine months ended September 30, 2014.

NOTE 8 - COMMITMENTS & CONTINGENCIES
------------------------------------

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)


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

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

COMMON STOCK

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2014, the Company had 21,593,761 shares of its common stock issued and outstanding.

During the nine months ended September 30, 2014, the Company issued 910,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $455,000.

During the nine months ended September 30, 2014, the Company issued 160,000 shares of its restricted common stock for services valued at $80,000.

During the nine months ended September 30, 2014, the Company issued 251,192 shares of its restricted stock as a payment of $125,961 in interest on its outstanding long term $500,000 convertible note payable.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

WARRANTS

A summary of warrant activity for the nine months ended September 30, 2014 is presented below:

                                                          Weighted Average
                                                     ---------------------------
                                                                      Remaining
                                    Shares Under       Exercise      Contractual
                                       Warrant           Price          Life
                                    ---------------- -------------- ------------
Outstanding at December 31, 2013          5,600,000          $1.54          2.29
   Granted                                   60,000           0.65          2.62
   Exercised                                      -              -             -
   Expired                               (4,125,000)             -             -
                                    ---------------- -------------- ------------
Outstanding at September 30, 2014         1,535,000          $0.55          2.44
                                    ================ ============== ============

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

EXPIRATION

During the nine months ended September 30, 2014 warrants exercisable for a total of 4,125,000 shares at prices ranging from $1.00 to $3.00 and held by officers and directors of the Company expired.

NOTE 10 - INCOME TAXES
----------------------

The Company is subject to domestic income taxes. The Company has recognized minimal income during the nine months ended September 30, 2014, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL)  carry-forwards.  The NOL carry  forwards  expire in various years through

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

2034. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                 Estimated NOL           Valuation       Net Tax
                           Carry-forward benefit         Allowance       Benefit
                           =====================================================

   September 30, 2014               $1,051,296           $(1,051,296)         -
    December 31, 2013                $784,380             $(784,380)          -


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

The Company has evaluated it activities subsequent to September 30, 2014 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS

While we have generated revenues from our operational activities, these revenues are not sufficient to support our operational activities, which are focused on re-working our existing properties and seeking attractive property acquisitions in order to reach production goals. We have minimal capital and moderate cash. We will continue to need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the nine months ended September 30, 2014, we continued our re-work efforts with our Mason Lakes, Montana property, suffering slight delays during the first quarter due to the severe winter conditions. During the second and third quarters, we saw progress from our re-work and production enhancement efforts and are now producing between 25 to 35 barrels of oil per day from the field. During the third quarter we brought 2 additional wells into production.

We continue our re-work efforts on our Cisco, Utah properties and have focused our efforts on specific wells in the property in order to increase production on existing producing wells.

On August 13, 2014, the Company and Ragged Point Partners, LLC, entered into a Purchase and Sale Agreement, in which the Company acquired all right and title to oil and gas leases for a total of 640 gross acres in the Ragged Point Oil Field in Musselshell County, Montana. In exchange for the leases, Company paid $150,000 in cash and has a 100% working interest.

The leases consist of 8 oil wells and 1 water supply well. The Company has begun the early analysis of the field and wells and is developing a re-work plan for the wells. The Company has initially placed 2 wells on production.

On October 15, 2014, the Company entered into an agreement to take a 75% non-operating interest in an exploratory well to be drilled in Medina County, Ohio. The Company has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities. The Operator is planning to drill and complete the first well during the fourth quarter of 2014. Medina County is located on the Appalachian geosyncline which includes both the Berea sands and the Ohio shale stratigraphic levels.

FINANCING EFFORTS

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations, seek attractive property acquisitions, fund a project to develop the capacity to do short radius lateral drilling and continue the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

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

The Note is secured by the assets consisting of the Company's leases and wells in the Mason Lakes Field in Musselshell County, Montana.

We will require substantial additional capital to support our existing and proposed future energy operations. We have ONLY DURING THIS QUARTER ENDED SEPTEMBER 30, 2014, STARTED REALIZING REOCCURRING AND CONSISTENT REVENUE, ALTHOUGH INSUFFICIENT TO FULLY SUPPORT CURRENT OPERATIONS. We have NO committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

During the three months ended September 30, 2014, the Company recognized revenues of $159,167 from its operational activities compared to $21,107 during the three months ended September 30, 2013. Revenues increased by $138,060, as result of increased production due primarily to re-work efforts at our Mason Lakes Field in Montana. Management expects that revenues will continue to increase in the next six months, as the field in Montana is brought into full production and re-work on other properties in Montana and Utah, is continued. Management does not expect revenue to be sufficient to cover the full costs of operations and administrative expenses in the near future.

                                       During the Three Months Ended
                                               September 30,
                                         2014                2013
                                   ------------------ --------------------
Revenues                               $159,167             $21,107
Number of Barrels                     1,802 bbls           328 bbls
Average Price Per Barrel                $88.33              $64.35

During the three months ended September 30, 2014 and 2013, the Company recognized a direct cost of revenue of $330,934 and $114,274, respectively. An increase of $216,660, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana.

During  the  three  months  ended  September  30,  2014,  we  recognized   total
operational expenses of $202,436 compared to $215,292 during the three months ended September 30, 2013, a decrease of $12,856. The decrease was a result of decreases of $30,023 in operating lease expenses, offset by a $12,367 increase in general and administrative expenses and a $4,800 increase in consulting fees.

During the three months ended September 30, 2014, we recognized a net loss of $442,998 compared to $325,851 during the three months ended September 30, 2013. The increase of $117,147 was primarily a result of the $138,060 increase in revenue offset by the increase of $216,660 in costs of revenues, a $51,403 increase in interest expense combined with a decrease of $12,856 in operational expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

During the nine months ended September 30, 2014, the Company recognized revenues of $350,506 from its operational activities compared to $42,829 during the nine months ended September 30, 2013. Revenues increased by $307,677, as result of increased production due to re-work efforts at our Mason Lakes Field in Montana. Management expects that production will continue to increase in the next three to six months, as the Mason Lake field in Montana is brought into full production and re-work on other properties in Montana Utah, is continued. Management does not expect revenue to be sufficient enough to cover the full costs of operations and administrative expenses in the near future.

                                          During the Nine Months Ended
                                                 September 30,
                                           2014                2013
                                     ------------------ --------------------
Revenues                                 $350,506             $42,829
Number of Barrels                       3,851 bbls           674 bbls
Average Price Per Barrel                  $91.02              $63.56

During the nine months ended September 30, 2014 and 2013, the Company recognized a direct cost of revenue of $514,477 and $214,425, respectively. An increase of $300,052, which is direct result of the costs incurred with our acquisition and work on our Mason Lakes Field in Musselshell County, Montana and re-work efforts on certain Utah properties in the third quarter, direct costs of revenues are listed below.

                                                                   INCREASE /
                                        2014          2013         (DECREASE)
                                   -------------- -------------- --------------
Field Expenses                     $   215,383    $   132,098          83,285
Well Repair and Maintenance            149,488         51,580          97,908
Field utilities                         48,427          4,638          43,789
Taxes                                   29,604          1,870          27,734
Depletion                               13,304          2,972          10,332
Amortization and depreciation           58,271         21,267          37,004
                                   -------------- -------------- --------------
TOTAL                              $   514,477    $   214,425    $    300,052

During the nine months ended September 30, 2014, we recognized total operational expenses of $1,052,940 compared to $669,386 during the nine months ended September 30, 2013, an increase of $383,554. The increase was a result of increases of $84,960 in consulting fees, $56,171 increase in general and administrative expenses and a $242,423 increase in operating lease expenses. The $84,960 increase in consulting fees is primarily the result of contracting with a petroleum engineer and an investor relation firm for services. The $242,423 increase in operating lease expenses, is a result of the increased re-work efforts at the Mason Lake field which had been acquired in June 2013 and re-work efforts in the third quarter on certain Utah properties.

During the nine months ended September 30, 2014, we recognized a net loss of $1,334,580 compared to a net loss of $897,500 during the nine months ended September 30, 2013. The increase of $437,080 was a result of the $ 300,052 increase in direct cost of revenues, the $242,423 increase in operating expenses, a $61,721 increase in other expenses offset by the $307,677 increase in revenues during the period, as discussed above.

LIQUIDITY

At September 30, 2014, the Company had total current assets of $574,468, consisting of cash of $473,922, accounts receivable of $56,978 and deposits of $43,568. At September 30, 2014, the Company had total current liabilities of $368,754, consisting of, accounts payable of $205,241 and accrued liabilities of $163,513. At September 30, 2014, we have a working capital surplus of $205,714.

During the nine months ended September 30 2014, we used cash of $964,946 in operations. During the nine months ended September 30, 2014, we recognized a net loss of $1,334,580, which was adjusted for the non-cash items of interest paid in stock of $125,960, services of $80,00 paid in common stock and depletion and depreciation of $86,506 and a gain on the discount of promissory note of $50,000.

During the nine months ended September 30, 2013, we used cash of $787,899 in operations. During the nine months ended September 30, 2013, the Company recognized a net loss of $897,500, which was adjusted for the non-cash items of $25,000 in interest paid using stock, $30,000 in services paid for with stock, $29,008 in depletion and depreciation and $38,687 asset remediation expense.

During the nine months ended September 30, 2014, we used $683,848 in our investing activities, $330,619 in the re-work efforts of our wells, $169,000 in the acquisition of additional oil and gas leases, $109,343 in equipment and $74,886 in connection with the development of a technological process. During the nine months ended September 30, 2013, we used $337,365 in our investing activities including $154,798 re-work efforts on our wells, $140,000 in the acquisition of oil and gas leases, and $42,567 in equipment.

During the nine months ended September 30, 2014, we received $2,025,000 from our financing activities compared to $1,367,500 during the nine months ended September 30, 2013.

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

The Note is secured by the assets consisting of the Company's leases and wells in the Mason Lake Field in Musselshell County, Montana.

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of September 30, 2014 and December 31, 2013.

DEPENDENCE ON MAJOR CUSTOMERS

During the nine months ended September 30, 2014, the Company's revenues were attributable to sales of oil to two customers. During the year ended December 31, 2013, the Company's revenues were attributable to sales of oil to one customer. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at September 30, 2014 and December 31, 2013.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
----------------------------------------------------------------

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at September 30, 2014, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

During the period of July 1, 2014 through September 30, 2014, the Company has made the following unregistered issuances of its securities.

  DATE OF       TITLE OF      NO. OF                           CLASS OF
 ISSUANCE      SECURITIES     SHARES    CONSIDERATION          PURCHASER
----------- --------------- --------- ----------------- ------------------------

August 2014  Common Shares   169,208       Interest       Business Associates


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. MINE SAFETY DISCLOSURE.
-------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

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





                               HINTO ENERGY, INC.
                               (REGISTRANT)



Dated:   November 10, 2014     By:  /s/ George Harris
                               -------------------------------------------------
                               George Harris (Chief Executive Officer,
                               Chief Financial Officer and Principal Accounting
                               Officer)