Form 10-K/A
period 2013-12-31
HINTO ENERGY, INC
filed 2015-01-26
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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

                                EXPLANATORY NOTE

Hinto Energy, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K/A for the Year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014, for the sole purpose of revising the disclosures in Item 15.

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

--------------- -------------------------------------------------------------------- ----------------------
NUMBER          DESCRIPTION
--------------- -------------------------------------------------------------------- ----------------------
3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
3.5             Amendment to Articles of Incorporation of South Uintah Gas                     (8)
                Properties, Inc.
3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
4.1             Form of Vesting Warrants                                                       (8)
4.2             Form of $0.50 Warrants                                                         (8)
10.1            Farmout Agreement                                                              (2)
10.2            Extension to Farmout Agreement                                                 (2)
10.3            Extension to Farmout Agreement - 2009                                          (3)
10.4            Extension to Farmout Agreement - 2010                                          (4)
10.5            Share Purchase Agreement                                                       (5)
10.6            Share Acquisition and Exchange Agreement                                       (6)
10.7            Amended Share Exchange and Acquisition Agreement, dated                        (8)
                January 23, 2012
10.8            Asset Purchase & Sales Agreement, dated May 9, 2012                            (9)

10.9            Consulting Agreement with George Harris, dated June 1, 2011                    (10)
10.10           Corporate Advisor Director Consulting  Engagement Agreement with Gary          (11)
                Herick, dated April 15, 2011
10.11           Consulting Agreement with Kevin Blair, dated June 1, 2011                      (11)
10.12           Consulting Agreement with David Keller, dated August 4, 2011                   (11)
10.13           Consulting Agreement with Max Sommer, dated June 1, 2011                       (11)
23.1            Consent of Geologist                                                           (11)
31.1            Certification of Chief Financial Officer & Principal Executive
                Officer pursuant to Section 302 of the Sarbanes-Oxley Act                 Filed Herewith
32.1            Certification of Chief Financial Officer & Principal Executive
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act                 Filed Herewith
99.1            Reserve Report, dated March 22, 2014                                           (11)
101.INS         XBRL Instance Document                                                  Filed Herewith(12)
101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith(12)
101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith(12)
101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith(12)
101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith(12)
101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith(12)

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

(11)Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated October 28, 2014.

(12)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinto Energy, Inc., as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F BORGERS CPA PC
Denver, CO
April 14, 2014

                                             HINTO ENERGY, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                        December 31,         December 31,
                                                                            2013                 2012
                                                                      -----------------    -----------------

Assets
         Current Assets:
                 Cash                                                 $         97,716     $         57,709
                 Accounts Receivable                                            29,886                    -
                 Deposits                                                        2,013               (4,473)
                                                                      -----------------    -----------------
         Total Current Assets                                                  129,615               53,236
                                                                      -----------------    -----------------

         Property and Equipment:
                 Machinery, net of accumulated depreciation
                        of $7,754 and $0, respectively                          51,313               16,500
                 Development of Technological Process                           74,445                    -
                                                                      -----------------    -----------------
         Total Property and Equipment                                          125,758               16,500

         Oil and Natural Gas Properties:
                 Proved Properties                                           1,004,300              803,200
                 Unproved Properties                                                 -                    -
                 Other Property and Equipment                                  437,109              213,555
                 Less Accumulated Depreciation and Depletion                   (58,624)             (24,283)
                                                                      -----------------    -----------------
         Total Oil and Natural Gas Properties                                1,382,785              992,472
                                                                      -----------------    -----------------

         Other Assets:
                 Deposits                                                      135,500                    -
                                                                      -----------------    -----------------

Total Assets                                                          $      1,773,658     $      1,062,208
                                                                      =================    =================

Liabilities and Stockholders' Euiqty (Deficit)
         Current liabilities
                 Accounts payable                                     $        127,602     $         28,888
                 Accrued liabilities                                            44,136               78,268
                 Subscriptions received                                        425,000              250,000
                 Notes payable, other                                          115,000              405,000
                                                                      -----------------    -----------------
         Total Current Liabilities                                             711,738              762,156

         Asset recovery obligations                                            110,759               72,122
         Long term note payable                                                575,000              500,000
                                                                      -----------------    -----------------

Total liabilities                                                     $      1,397,497     $      1,334,278
                                                                      -----------------    -----------------

Stockholders'  Equity (Deficit)
         Preferred stock, $0.001 par value; 25,000,000 shares
           authorized, no shares issued and outstanding                              -                    -
         Common stock, $0.001 par value; 50,000,000 shares authorized,
          20,151,769 and 16,236,527 shares issued and outstanding
           at December 31, 2013 and 2012, respectively                          20,152               16,237
         Additional paid-in capital                                          4,292,143            2,315,515
         Subscription receivable                                               (30,000)                   -
         Common stock, subscribed                                               30,000                    -
         Accumulated deficit                                                (3,936,134)          (2,603,822)
                                                                      -----------------    -----------------
                 Total Stockholders' Equity(Deficit)                           376,161             (272,070)
                                                                      -----------------    -----------------

Total liabilities and stockholders' equity (deficit)                  $    1,773,658       $      1,062,208
                                                                      =================    =================


See the notes to these consoldiated financial statements.

                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

                                                  2013               2012
                                            ----------------   ---------------

Revenue:                                    $        65,615    $       29,908

Direct Cost of Revenue                              316,888           107,982
Accretion of asset recovery obligation               38,637            72,122
Depreciation and Depletion                           34,341            24,283
                                            ----------------   ---------------
                                                   (324,251)         (174,479)

Operational expenses:
      Office expenses                               582,997           446,231
      Consulting fees                               349,767           364,605
                                            ----------------   ---------------
          Total operational expenses                932,764           810,836
                                            ----------------   ---------------

Other Income (Expenses)
      Gain on write off of accrued debt              11,250                 -
      Litigation Settelment Expense                    (570)         (704,247)
      Finance Expense                               (17,815)                -
      Interest expense                              (68,162)          (86,965)
                                            ----------------   ---------------
          Total other income (expense)              (75,297)         (791,212)
                                            ----------------   ---------------

Net loss                                    $    (1,332,312)   $   (1,776,527)
                                            ================   ===============

Per share information

Net loss per common share
      Basic                                 $         (0.07)   $        (0.12)
      Fully diluted                                       *                 *
                                            ================   ===============

Weighted average number of common
      stock outstanding                          18,581,806        14,270,997
                                            ================   ===============

      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.


                                                         HINTO ENERGY, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012


                                                  Common Stock                        Common                                Total
                                               ------------------------                Stock     Additional                 Stock-
                                                  Number                Subscription Subscribed    paid-in   Accumulated   holders'
                                                 of Shares     Amount    Receivable     For        Capital     Deficit      Equity
                                               ------------  ---------- ------------ ---------- ----------- ------------ -----------
Balance - January 1, 2012                       11,375,000   $  11,375  $         -  $       -  $  272,796  $  (827,295) $ (543,124)

Issuance of Shares for cash                        915,000         915            -          -     456,585            -     457,500

Conversion of notes to common stock              2,121,931       2,122            -          -     540,910            -     543,032

Issuance of shares for services                    348,868         349            -          -     174,086            -     174,435

Issuance of shares for interest                     75,728          76            -          -      37,738            -      37,814

Issuance of shares for litigation settlement     1,400,000       1,400            -          -     698,600            -     700,000

Issuance of warrants for litigation settlement           -           -            -          -     134,800            -     134,800

Net Loss                                                 -           -            -          -           -   (1,776,527) (1,776,527)
                                               ------------  ---------- ------------ ---------- ----------- ------------ -----------
Balance - December 31, 2012                     16,236,527      16,237            -          -   2,315,515   (2,603,822)   (272,070)
                                               ------------  ---------- ------------ ---------- ----------- ------------ -----------

Issuance of Shares for cash                      1,663,000       1,663            -          -     829,843            -     831,506

Issuance of shares for warrant exercise          2,000,000       2,000            -          -     998,000            -   1,000,000

Issuance of shares for services                     60,000          60            -          -      29,940            -      30,000

Issuance of shares for interest                     80,000          80            -          -      40,043            -      40,123

Issuance of shares for leases                      112,242         112            -          -      60,987            -      61,099

Common stock subscribed for                              -           -      (30,000)    30,000           -            -           -

Issuance of Warrant with convertible note                -           -            -          -      17,815            -      17,815

Net Loss                                                 -           -            -          -           -   (1,332,312) (1,332,312)
                                               ------------  ---------- ------------ ---------- ----------- ------------ -----------
Balance - December 31, 2013                     20,151,769   $  20,152  $   (30,000) $  30,000  $4,292,143  $(3,936,134) $  376,161
                                               ============  ========== ============ ========== =========== ============ ===========


See the notes to these consolidated financial statements.

                                            HINTO ENERGY, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012


                                                                      2013                     2012
                                                             -------------------------------------------

Cash Flows from Operating Activities:
         Net Loss                                            $        (1,332,312)    $       (1,776,527)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                              40,123                 37,814
         Stock issued for services                                        30,000                174,435
         Financing cost of warrant issuance                               17,815                      -
         Litigation settlement expense                                         -                934,800
         Amortization, Depreciation and Depletion                         42,144                 24,283
         Asset Remediation expense                                        38,637                 72,122
Adjustments to reconcile net loss to net cash used in
         operating activities:
         Increase in accounts receivable                                 (29,886)                     -
         Decrease (increase) in deposits and advances                   (141,987)                29,474
         Increase in accounts payable                                     98,628                (42,529)
         Increase in accrued liabilities                                 (34,089)                23,886
                                                             --------------------    -------------------
Net Cash Used by Operating Activities                                 (1,270,927)              (522,242)
                                                             --------------------    -------------------

Cash Flows from Investing Activities
         Purchase of leases                                             (140,000)              (175,000)
         Purchase of machinery and equipment                             (42,567)               (16,500)
         Development of technological process                            (74,445)                     -
         Well rework                                                    (223,554)              (213,550)
                                                             --------------------    -------------------
Net Cash Used in Investing Activities                                   (480,566)              (405,050)
                                                             --------------------    -------------------

Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                       75,000                 25,000
         Payments on other notes payable                                (290,000)              (195,000)
         Proceeds from sale of common stock                              581,500                457,500
         Increase in stock subscriptions payable                         425,000                210,000
         Proceeds from exercise of warrants                            1,000,000                      -
                                                             --------------------    -------------------
Net Cash Provided by Financing Activities                              1,791,500                497,500
                                                             --------------------    -------------------

Net Increase (decrease) in Cash                                           40,007               (429,792)

Cash and Cash Equivalents - Beginning of Period                           57,709                487,501
                                                             --------------------    -------------------

Cash and Cash Equivalents - End of Period                    $            97,716     $           57,709
                                                             ====================    ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                      $                 -     $                -
                                                             ====================    ===================
         Cash paid for income taxes                          $                 -     $                -
                                                             ====================    ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of notes payable for assets                $                 -     $          150,000
                                                             ====================    ===================
         Issuance of common stock for deposits and
                 accounts payable                            $                 -     $          199,309
                                                             ====================    ===================
         Issuance of common stock for leases                 $            61,099     $                -
                                                             ====================    ===================
         Subscription Receivable                             $            30,000     $                -
                                                             ====================    ===================

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


                                    HINTO ENERGY, INC.

Dated: January 23, 2015
                               By:  /s/ George Harris
                                    --------------------------------------------
                                    George Harris, Chief Financial Officer
                                    (Principal Executive Officer & Principal
                                     Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 23, 2015

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