Form 10-K
period 2014-12-31
HINTO ENERGY, INC
filed 2015-04-15
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2014

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _____________

                       Commission file number: 000-26317


                               HINTO ENERGY, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wyoming                                             84-1384961
----------------------------------                         ---------------------
 State or other jurisdiction of                                I.R.S. Employer
  incorporation or organization                              Identification No.

         5350 South Roslyn Street, Suite 400 Greenwood Village, CO 80111
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

----------------------------- -------- ------------------------------ ----------
Large accelerated filer         [___]  Accelerated filer                  [___]
----------------------------- -------- ------------------------------ ----------
Non-accelerated filer           [___]  Smaller reporting company          [_X_]
(Do not check if a smaller
reporting company)
----------------------------- -------- ------------------------------ ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On March 31, 2015, 13,875,877 shares of common stock were held by non-affiliates and had a value of $5,411,592 based on the average closing bid and ask.

There were 21,859,995 shares issued and outstanding of the registrant's Common Stock as of March 31, 2015.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1      Business                                                           2
ITEM 1 A.   Risk Factors                                                      10
ITEM 1 B.   Unresolved Staff Comments                                         18
ITEM 2      Properties                                                        18
ITEM 3      Legal Proceedings                                                 23
ITEM 4      Mine and Safety Disclosure                                        23

                                     PART II

ITEM 5      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 25
ITEM 6      Selected Financial Data                                           26
ITEM 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             26
ITEM 7 A.   Quantitative and Qualitative Disclosures About Market Risk        32
ITEM 8      Financial Statements and Supplementary Data                       32
ITEM 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              32
ITEM 9 A.   Controls and Procedures
ITEM 9 A(T).Controls and Procedures                                           32
ITEM 9B     Other Information                                                 32
                                                                              34
                                    PART III

ITEM 10     Directors, Executive Officers, and Corporate Governance           34
ITEM 11     Executive Compensation                                            37
ITEM 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   42
ITEM 13     Certain Relationships and Related Transactions, and Director
            Independence                                                      43
ITEM 14     Principal Accounting Fees and Services                            45

                                     PART IV

ITEM 15     Exhibits, Financial Statement Schedules                           46
SIGNATURES                                                                    74

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

DESCRIPTION OF BUSINESS

Hinto Energy, Inc. ("We," "Us," "Our") was organized under the laws of the State of Wyoming on February 13, 1997, as Garner Investments, Inc. On August 18, 2012, we amended our Articles of Incorporation to change our name to Hinto Energy, Inc. We were organized to engage in the acquisition, exploration, and if warranted, development of oil and gas prospects, originally in the rocky mountain region, but during the last 12 months we have begun to focus on other regions that meet our project criteria.

COMPANY OVERVIEW

SOUTH UINTAH

South Uintah Oil and Gas, Inc. ("South Uintah") was incorporated in the State of Colorado in March 2011. In January 2012, as a result of a Share Exchange Agreement, South Uintah became a wholly-owned subsidiary of the Company.

South Uintah has interests in approximately 5,366 gross acres in the Central part of the Uintah Basin, at Natural Buttes, Utah from a farmout. The acreage is located in a prolific gas production area from multiple hydrocarbon reservoirs such as: Castlegate, Mancos, Dakota, Buck Tongue, Emery, Frontier and Prairie Canyon. The upper zones above 9,800 feet (approximately) are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

HINTO ENERGY

The Company intends to be a low cost and effective producer of hydrocarbons and intends to develop the business model and corporate strategy as discussed herein.

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

One strategy that is quickly growing in prominence and application with respect to petroleum is to use a development program approach. We describe our development plan approach as a set of techniques utilizing the injection of specific fluids such as: water, steam, natural gas, carbon dioxide, nitrogen, and various chemicals and surfactants intended to increase the amount of oil that can ultimately be extracted from any oil field. In addition, we intend to utilize some non-traditional techniques to gain better access to oil and gas, such as drilling short radius laterals and near well bore fracturing that does not use chemicals. Many oil exploration and production companies are using development program approaches to maximize the potential of old oil fields.

CORPORATE STRATEGY

Our corporate strategy in developing our operations and evaluating potential acquisitions is as follows.

ACHIEVE CONSISTENT RESERVE GROWTH THROUGH REPEATABLE DEVELOPMENT

         We intend to achieve consistent reserve growth over the next five years through a combination of acquisitions, rework and drilling. In 2014, we focused our efforts achieving production increases as a result of our re-work and re-completion activities on our Natural Buttes, Cisco and Mason Lakes projects. In 2015, we intend to continue to focus on our acquisition, re-completion, initial drilling and development programs. We anticipate that the majority of future reserve and production growth will come through the acquisition of production, the execution of our drilling and re-completion program, and on development activities on prospects of which we are aware, which include proved and unproved locations. Our targets generally will consist of locations in fields that demonstrate low variance in well performance, which leads to predictable and repeatable field development.

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

ACQUIRE AND MAINTAIN ACREAGE POSITIONS IN HIGH POTENTIAL RESOURCE PLAYS

         We believe that our intended acquisition and development in known production prospects should be supplemented with exploratory efforts that may lead to new discoveries in the future. We intend to continually evaluate our opportunities and pursue potential opportunities that take advantage of our strengths. We are examining potential prospects, which have gained substantial interest within the exploration and production sector due to their relatively under-explored nature and the potential for meaningful hydrocarbon recoveries. There are other mid-size and large independent exploration and production companies conducting drilling activities in these plays.

DEVELOP IMPROVED TECHNICS TO OBTAIN GREATER DAILY PRODUCTION AND HIGHER ULTIMATE OIL AND GAS RECOVERY

         The Company implemented a plan of action to develop its own proprietary equipment design for boring lateral holes that extend into productive formations from the bores of existing wells. The engineering design provides for the potential to bore holes up to 300 feet out from the well bore with a diameter of from 1 to 2 inches at depths up to 2,000 feet. The Company believes based on its research that this process will bypass near well bore plugging and damage and open significant surface area from which low pressure shallow oil reserves can be recovered. To date the Company has expended approximately $200,000 in time and materials on the project, capitalizing approximately $74,000 of such expenses, and expects initial field trials in the second quarter or 2014. Ultimately, the engineering design will provide for drilling of small laterals at depths up to 4,000 feet.

PURSUE A DISCIPLINED ACQUISITION STRATEGY IN OUR CORE AREAS OF OPERATION

         We intend to also focus on growing through targeted acquisitions. Although drilling prospects may provide us with the opportunity to grow reserves and production without acquisitions, we continue to evaluate acquisition opportunities, primarily in our core areas of operation.

OIL AND GAS PROJECTS

Our initial projects are centered on the Uintah Basin of Utah and in Musselshell County, Montana. In August 2014, we purchased a 100% working interest in 8 wells in a second field in Musselshell County, Montana. In October 2014, we purchased a 75% non-operating interest in an exploratory well and 64 acres in Medina, Ohio.

MUSSELSHELL COUNTY, MONTANA - MASON LAKES FIELD

In June 2013, the Company acquired all right and title to oil and gas leases in the Federal Unit for the 1st Cat Creek formation for 559 gross acres in the Musselshell County, Montana. Later in June 2013, the Company acquired all right and title to additional oil and gas leases for 722 gross acres in the Mason Lakes Field area from S & L Energy, Inc. Approximately 120 gross acres are for formations other than the 1st Cat Creek formation in the Federal Unit mentioned previously. The other 602 gross acres are held by production from the Mason Lakes Federal Unit.

The acquired property included 6 wells in a field to be water flooded that needed the wells and field gathering system to be re-worked. By the end of 2013, new production lines had been installed, existing lines repaired along with installation of oil/water separators and tank relocation. During 2014, the Company reworked the two production wells with larger pumping systems and increased fluids production in the first half of 2014. Beginning in the spring of 2014, the field began consistent oil production and is typically producing averaging 20bbls to 30bbls a day.

Production zones are from 4,000 to 5,500 feet deep and include the 1st Cat Creek and Amsden formations. Deeper drilling prospects such as the Heath shale will also be evaluated for prospective opportunity.

RAGGED POINT OIL FIELD, MUSSELSHELL  COUNTY, MONTANA

In August 2014, the Company acquired an additional 8 oil wells and 640 acres in the Ragged Point Oil Field, approximately 40 miles to the east of the Mason Lakes Field in Musselshell County. The wells have production depths ranging from 3,500 feet to 3,800 feet with production zones in the Tyler Sand formation.

The Ragged Point acreage allows for 40 acre spacing for oil in the Tyler sands, but reduced spacing may yield higher ultimate recovery.

In September 2014, the Company began to evaluate the property and develop a re-work program for the property. The initial plan is to begin production through reworking and bringing some wells online for production. Evaluation of early results will assist in determining added rework needed as well as evaluating the potential to drill an additional 8 oil wells on the property.

In October 2014, the Company started pumping units on 2 of the wells to get an indication of production opportunities.

GEOLOGY - MUSSELSHELL COUNTY, MONTANA - MASON LAKE FIELD AND RAGGED POINT FIELD

The properties are located in the Mason Lake field and the Ragged Point field in Central Montana overlying the Amsden (Alaska Bench) Formation which is late Mississippian to Early Pennsylvanian in age. Prior to the Mississippian time, the area of central Montana was covered by the sea, upon the withdrawal of the water and erosion, during the early Pennsylvanian time was the deposition of the Amsden Group, the Tyler and Amsden formations. The both formations are a series of sandstone, shale and limestone. The unconformities located within the Amsden Group resulted in wide variation in both thickness and the lithology of the Amsden Group rocks. This is seen in the difference of well depths in the two fields to reach the separate formations. The Amsden was exposed to weathering throughout the Permian and Triassic and should have well developed secondary porosity and permeability.

The Amsden Formation overlays the Tensleep Formation and is above the Heath Formation, traditionally known as the Pennsylvanian Tyler Sand Play area. The rocks are consistently limestone or shale.

The Heath Formation has is recognized as the source rock for most of the oil produced in Central Montana. Other sources of oil production in this region are the Cat Creek Anticline and from the Cretaceous reservoirs in the Mason Lake field. The source of the Cat Creek and Cretaceous Mason Lake pools is unknown because the oil gravity is too high to be typed.

MEDINA COUNTY, OHIO

In October 2014, the Company acquired a 75% interest in 64 gross acres and an exploratory well in Medina County, Ohio. The Company will retain a 75% non-operated interest in this initial well and any future wells developed on this property. Hinto has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities. The Operator drilled and completed the well during December 2014
- January 2015.

In mid-January, the state of Ohio approved the well for production and initial production began in the first quarter of 2015. The operator is determining the optimum pumping rate and time. In addition, as the well is producing gas in addition to oil, the Operator is taking steps to link to a pipeline to sell the gas production.

GEOLOGY - MEDINA COUNTY

Medina County is located on the Appalachian geosyncline which includes both the Berea sands and the Ohio shale stratigraphic levels. This area of Ohio has had a lengthy history of production with multiple producing zones at shallower depths, which is why initial plans are focused drilling into the Berea Sandstone, the Clinton Sandstone, the Trenton Limestone and the Rose Run Sandstone, which has been a long term producers at 500 to 5000 feet.

CISCO SPRING FIELD PROPERTIES, UTAH

In June 2012, the Company acquired certain oil and gas wells and related assets in the Greater Cisco area of the Uintah Basin in Grand County, Utah. The Cisco Springs Field is known to produce from the channel sands in the Mancos, Dakota and Morrison formations, with natural gas production from the Mancos and Dakota formations. Target formations often have stacked pay zones at depths from 500 to 2,200 feet.

The assets acquired include 4,783 gross acres in the Cisco Spring Fields with an 80% Net Revenue Interest (NRI) and approximately 3,827 net acres. The property includes 27 wells, some on production, some that need to be re-worked, connected to a gas pipeline, or offset drilled. The Company began a rework program in early 2014.

In June 2013, the Company expanded its holdings in the Cisco Springs area when it acquired a 100 percent Working Interest in Pride Ventures interest in approximately 4,400 acres. The property included 8 gas wells that need to be re-worked or offset drilled. The leases acquired also included a natural gas gathering system connected to a local pipeline that greatly simplifies collection and sale of natural gas from existing Company gas wells in the area. During the 4th Quarter of 2014, the Company began re-work efforts on 2 of these gas wells.

NATURAL BUTTES

Our interest in Natural Buttes was acquired by our wholly-owned subsidiary, South Uintah Gas Properties, Inc. ("South Uintah") via a farmout in approximately 5,366 gross and 4,887 net acres within the Central part of the Uintah Basin, at Natural Buttes, a prolific area for gas production from multiple hydrocarbon reservoirs such as: Castlegate, Mancos, Dakota, Buck Tongue, Emery, Frontier and Prairie Canyon.

The upper zones above approximately 9,800 feet are precluded in the farmout and the overall targets will be zones from 9,800 feet to 16,000 feet.

In 2012, we began the re-work of Federal Conoco 22-1, a well which was drilled in 1972 to a depth of 20,053 feet. We believe that the well was shut in, primarily due to low gas prices at the time, mechanical production issues and a lack of proximity to a gas pipe line. We completed a surface pipeline connection that is approximately 2,000 foot long to the Anadarko pipeline in late 2011, the early part of 2012.

We have reviewed the drilling, geological and engineering files for the Conoco Federal No. 22-1 Well. Our evaluation indicates that the well has significant hydrocarbon potential in both the Frontier and the Upper Mancos Formations, and that by utilizing best available completion and stimulation techniques, commercial production, may be possible.

Generally, adjacent to the farmout acreage that includes the Conoco Federal No. 22-1 Well is our adjacent acreage, which contains approximately 5,336 gross and 4,887 net acres. If we drill this acreage on 160 acre spacing up to an additional of 27 wells can be drilled. We believe there is potential for significant gas resources.

Total Field Development Costs are estimated to be $150 million to drill and complete up to 27 wells over a 7.5 year development period. None of this financing for drilling has been obtained and there is no assurance that such financing could be obtained.

GEOLOGY - CISCO FIELDS AND NATURAL BUTTES

The geology unique to the north side of the Uintah Basin, has led to the creation of oil and gas potential seldom seen anywhere else on earth. Referring to the figure below entitled "Stratigraphic Chart of the Uintah Basin", shows the thick Green River Formation lying on top of the over-pressurized Wasatch Formation. When properly drilled, completed, and stimulated, and with the initiation of appropriate pressure maintenance or other EOR procedures, the Green River has proven, for several companies, to be a cash generator of significant potential. In shallower zones lies the Uintah Formation that has generated impressive production in its long history.

The massive overburden pressure and depth of the formations on the north side of the Basin have created thick, diverse multi-prospect targets for oil and gas production that begins with some of the deepest high pressured natural gas potential in the world, continuing upwards through the geologic strata to the younger formations occurring in the Devonian, Mississippian, Pennsylvanian, Permian, Triassic, Jurassic, Cretaceous, and Tertiary Ages. Possible productive zones in the prospect area are the Madison Formation of Mississippian age, up through the Chinle (including Navajo Sandstone and Nugget), Morrison, Dakota Sandstone, Frontier, Mancos Shale, Mesa Verde, North Horn, Current Creek, Wasatch, and Wasatch Transition Formations.

The Cisco fields projects is situated on the Uncompahgre Uplift, a fault-fold feature (a structure formed during the creation of the Rocky Mountains during the Paleozoic era) which separates the Paradox basin in the south from the Piceance and Uinta basins in the north.

The trap is best described as the structure in which the hydrocarbons have accumulated. The trap within the Cisco Springs field is likely to be a stratigraphic pinch-out, (layers deposited within the basin and onto the flanks of the Uncompahgre Uplift pinch out as the reach the steeper sides of the Uplift).

Sediments in the Cisco Springs area are mainly of Upper Jurassic and Lower Cretaceous in age and are composed of sandstone and shales lying unconformably (a break in the geological timeline between rocks beneath the Jurassic, Cretaceous rocks and the Pre-Cambrian rocks) on an igneous and metamorphic Pre-Cambrian basement.

The source rock for the Dakota sandstone is the Mancos shale which lies on top of the Dakota formation. The origin of the gas within the Cedar Mountain formation is considered to be biogenic due to the high calorific value between 880 to 1,000 BTUs (Nighthawk Energy, Plc.).

The source of the hydrocarbons within the Upper Jurassic Entrada and Morrison Formations is the Pennsylvanian (Carboniferous) rocks found within the Paradox basin.

The quality of hydrocarbons in the Upper Jurassic ranges from 25 to 38 API oils (a medium to light weight oil) with gas having the calorific value (CV) at 1,094 to 1,210 BTU.

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

EFFECT OF CHANGING INDUSTRY CONDITIONS ON DRILLING ACTIVITY.

Lower oil and gas prices have caused a decline in drilling activity in the U.S. at this time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on our ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

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

COMPANY SPONSORED RESEARCH AND DEVELOPMENT.

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED.

As of December 31, 2014, Hinto had one full-time employee. George Harris, Gary Herick, David Keller, Kevin Blair and Max Sommer, officers and directors of Hinto, have Consulting and/or Corporate Advisor Agreements with our subsidiary South Uintah, which are on a month - to month basis. George Harris works up to 40 hours per week pursuant to his Consulting Agreement. The other Officers and Directors work on an as needed part-time basis up to 25 hours per week. In addition, the Company has a petroleum engineer under contract, working 60 hours per month.

On February 28, 2015, Mr. Sommer resigned as a director of the Company and his consulting agreement was canceled at that time.

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

                       RISK FACTORS RELATED TO OUR COMPANY

OUR BUSINESS HAS AN OPERATING HISTORY OF ONLY A SHORT PERIOD OF TIME AND IS UNPROVEN AND THEREFORE RISKY.

We have only very recently begun operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.

WE HAVE A LACK OF REVENUE HISTORY AND HAVE A SHORT HISTORY OF OPERATIONS.

We were formed on February 13, 1997 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. We have only recently in the past three fiscal years recognized revenues from our operations. During the year ended December 31, 2014, we did recognize revenues of $475,630 compared to $65,615 during the year ended December 31, 2013. We are not profitable and the business effort is considered to be in an early stage of operations. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $1,000,000 in the next twelve months. Such funds are not currently committed.

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

WE HAVE WARRANTS AND OPTIONS ISSUED AND OUTSTANDING WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH EQUITY INSTRUMENTS COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2014, we have warrants issued and outstanding exercisable into 1,160,000 shares of our common stock at ranges from $0.25 to $1.25 per share and options issued and outstanding exercisable into 1,700,000 shares of common stock at $0.50 per share. They are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

The 1,700,000 options are held by management of the Company.

WE WILL DEPEND UPON MANAGEMENT BUT WE MAY AT TIMES HAVE LIMITED PARTICIPATION OF MANAGEMENT.

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

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunities from any affiliate or officer or director.

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

OUR DIRECTORS' LIABILITY TO US AND SHAREHOLDERS IS LIMITED

Wyoming Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES. THE COMPANY'S CURRENT ESTIMATES OF RESERVES COULD CHANGE, POTENTIALLY IN MATERIAL AMOUNTS, IN THE FUTURE, IN PARTICULAR DUE TO THE RECENT SIGNIFICANT DECLINE IN COMMODITY PRICES.

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves. See PART I, ITEM 2 for information about our estimated crude oil and natural gas reserves, PV-10, and Standardized Measure of discounted future net cash flows as of December 31, 2014.

In order to prepare reserve estimates, we must project production rates and the amount and timing of development expenditures. Our booked proved undeveloped reserves must be developed within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves in the required time frame could result in fluctuations in reserves between periods as reserves booked in one period may need to be removed in a subsequent period.

We must also analyze available geological, geophysical, production and engineering data in preparing reserve estimates. The extent, quality and reliability of this data can vary with the uncertainty of decline curves and the ability to model heterogeneity of the porosity, permeability and pressure relationships in unconventional resources. The process also requires economic assumptions, based on historical data but projected into the future, about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Commodity prices declined significantly in the fourth quarter of 2014 and if such prices do not increase significantly, our future calculations of estimated proved reserves will be based on lower commodity prices which could result in our having to remove non-economic reserves from our proved reserves in future periods.

Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves will vary and could vary significantly from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves, which in turn could have an adverse effect on the value of our assets. In addition, we may adjust estimates of proved reserves, potentially in material amounts, to reflect production history, results of exploration and development, prevailing crude oil and natural gas prices and other factors, many of which are beyond our control.

THE PRESENT VALUE OF FUTURE NET REVENUES FROM OUR PROVED RESERVES WILL NOT NECESSARILY BE THE SAME AS THE CURRENT MARKET VALUE OF OUR ESTIMATED CRUDE OIL AND NATURAL GAS RESERVES AND, IN PARTICULAR, MAY BE REDUCED DUE TO THE RECENT SIGNIFICANT DECLINE IN COMMODITY PRICES.

You should not assume the present value of future net revenues from our proved reserves is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC rules, we base the estimated discounted future net revenues from proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months. Actual future prices may be materially higher or lower than the SEC pricing used in the calculations. Actual future net revenues from crude oil and natural gas properties will be affected by factors such as:

     -    the actual prices we receive for sales of crude oil and natural gas;
     -    the actual cost and timing of development and production expenditures;

     -    the timing and amount of actual production; and
     -    changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of crude oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the crude oil and natural gas industry in general.

WE MAY BE REQUIRED TO WRITE DOWN THE CARRYING VALUES OF OUR CRUDE OIL AND NATURAL GAS PROPERTIES IF CRUDE OIL PRICES REMAIN AT THEIR CURRENT LEVELS OR DECLINE FURTHER.

Accounting rules require that we periodically review the carrying values of our crude oil and natural gas properties for possible impairment. Based on specific market factors, prices, and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We have incurred impairment charges in the past and may incur additional impairment charges in the future, particularly if crude oil prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken

WE ARE SUBJECT TO SIGNIFICANT OPERATING HAZARDS AND UNINSURED RISK IN THE ENERGY INDUSTRY.

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

                        RISK FACTORS RELATED TO OUR STOCK

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the primary residence, or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

At December 31, 2014, we have warrants issued and outstanding exercisable into 1,160,000 shares of our common stock at ranges from $0.25 to $1.25 per share. In addition, we have options exercisable into 1,700,000 shares of our common stock at a price of $0.50 per share. The warrants and options are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

The options are held by management of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

REAL ESTATE.

None.

PATENTS AND PATENT APPLICATIONS.

None.

OIL AND GAS PROPERTIES.

Our oil and natural gas properties are located in the Uintah Basin, Utah in two fields, the Natural Buttes Field in Uintah County and the Greater Cisco Springs Field in Grand County and the Mason Lakes Field, the Ragged Point Field in Musselshell County, Montana and the Medina County field in Ohio.

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

During the year ended December 31, 2014, due to decreases in gas prices, the Company did not expend any funds as far as improvement of the well. In 2013, the Company expended $223,554 to further evaluate the best method to apply to enhance well production. During the year ended December 31, 2012, the Company subsequently expended an additional $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well. Since the leases are Held By Production and given low gas prices, the Company had placed expenditures for additional production enhancements on hold.

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

During 2014 and 2013, the Company did expend some development costs to assess the potential for additional production enhancement from existing wells. This included pulling pumps, rods and tubing, cleaning casing, logging and clearing lower well bores. Much of this work was done in anticipation of establishing wells on which to test the Company's lateral drilling technology..

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

In exchange for such mineral estates, the Company paid a total of $25,000 in a combination of cash and Carried Working Interest as follows:

     -    $25,000 in cash; and
     -    5 percent Carried Working Interest

On June 14, 2013, the Company acquired all right and title to additional oil and gas leases for 722 gross acres in the Mason Lakes Field area from S & L Energy, Inc. Approximately 120 gross acres are for formations other than the 1st Cat Creek formation Federal Unit mentioned previously. The other 602 gross acres are held by production through the Mason Lakes Federal Unit. The Company plans to create a drilling development plan for this acreage in the next 12 to 24 months.

Initial target production zones are from 4,000 to 5,500 feet deep and include the 1St Cat Creek and Amsden formations. Deeper drilling prospects such as the Heath shale will also be evaluated for future opportunity.

In exchange for such oil and gas leases, the Company paid $101,100 in a combination of cash and stock, as follows:

     -    $65,000 in cash; and
     - $36,100 payable in restricted common stock valued at $0.58 per share (2/3 of the June 4, 2013 closing price of $0.87) for a total of 62,242 shares.

MEDINA COUNTY, OHIO

In October 2014, the Company acquired a 75% interest in an exploratory well in Medina County, Ohio in exchange for an investment of $150,000. The Company will retain a 75% non-operated interest in this initial well and any future wells developed on this property. Hinto has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities. The Operator drilled and completed the well during December 2014 - January 2015.

In mid-January, the state of Ohio approved the well for production and currently pumping times and rates are being determined.. In addition, as the well is producing gas in addition to oil, the Operator is taking steps to link to a pipeline to sell the gas production.

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

SUMMARY OF OIL AND NATURAL GAS RESERVES

The following disclosures for the year ended December 31, 2013 does not include any reserves attributable to our interests in the Natural Buttes or Musselshell County, Montana areas. The disclosures for the year ended December 31, 2014, does not include any reserves attributable to our 75% non-operating interest in the working interest in the lease in Medina County, Ohio, as drilling work was in process at December 31, 2014.

PROVED RESERVES

The following table sets forth our estimated net proved reserves as of December 31, 2014 and 2013.

                                                  RESERVES
                                          2014                   2013
                                 ---------------------- ------------------------
ESTIMATED PROVED RESERVES DATA:      OIL    NATURAL GAS    OIL      NATURAL GAS
                                   (BBLS)      (MSCF)     (BBLS)       (MSCF)
                                 ---------- ----------- ---------- -------------
  Proved developed reserves          70,828      61,521     23,000        20,800
  Proved undeveloped reserves        41,515     419,233    313,000       282,010
                                 ---------- ----------- ---------- -------------
  Total proved reserves             112,343     480,754    336,000       302,810
                                 ========== =========== ========== =============

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price and production cost changes and other factors. See "-- Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process."

PROVED UNDEVELOPED RESERVES

Our proved undeveloped reserves at December 31, 2014 and 2013 were 41,515 Bbls of oil and 419,233 MScf of natural gas and 313,000 Bbls of oil and 282,010 Mscf of gas, respectively.

QUALIFICATIONS   OF  TECHNICAL  PERSONS  AND  INTERNAL  CONTROLS  OVER  RESERVES
ESTIMATION PROCESS

Our reserve report for the years ended December 31, 2014 and 2013 was prepared by RSM Resources, LLC, by an independent petroleum engineer ("RSM"). RSM estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers ("SPE Standards") and definitions and guidelines established by the SEC, 100% of the proved reserve information for our onshore properties as of December 31, 2014 and 2013.

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

Our internal staff of geoscience professionals who work closely with our independent petroleum engineer to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. We review with them our properties and discuss methods and assumptions used in their preparation of our fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of each of the RSM reserve report is reviewed with representatives of RSM and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the final reserve report and any significant internally estimated changes to our proved reserves on an annual basis.

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

SUMMARY OF OIL AND NATURAL GAS PROPERTIES AND PROJECTS

PRODUCTION, PRICE AND COST HISTORY

The following table presents net production sold, average sales prices and production costs and expenses for the year ended December 31, 2014 and 2013. During the year ended December 31, 2014 and 2013, the Company did not have any production of or sales of natural gas.

                                           For the Years Ending
                                               December 31,
                                           2014             2013
                                        -------------- ----------------
Revenue
   Oil sales                                $ 475,630         $ 65,615
Net production sold
   Oil (Bbl)                                    6,580            1,262
Average sales prices
  Oil ($/Bbl)                                  $72.28           $51.91
Costs and expenses (per Bbl)
  Production expenses                          $59.20          $251.09

DEVELOPED AND UNDEVELOPED ACREAGE

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2014 and 2013:

                                          2014                                           2013
                                          ----                                           ----
                         Developed Acres        Undeveloped Acres       Developed Acres        Undeveloped Acres
                      ----------------------- ---------------------- ----------------------- ----------------------
                       Gross(1)    Net (2)      Gross        Net       Gross        Net        Gross        Net
                      ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Natural Buttes             80          64        5,575       5,079         80          64        5,575       5,079
Cisco Springs             550         496        8,938       8,610        550         496        8,938       8,610
Mason Lakes               520         494          602         562        520         494          602         562
Ragged Point               20          15           44          33          -           -            -           -
                       ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Total                   1,170       1,069       15,159      14,284      1,150       1,054       15,115      14,251
                      =========== =========== =========== ========== =========== =========== =========== ==========

     (1) "Gross" means the total number of acres in which we have a working interest.
     (2) "Net" means the sum of the fractional working interests that we own in gross acres.

PRODUCTIVE WELLS

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of December 31, 2014 and 2013:

                                        2014                                           2013
                                        ----                                           ----
                           OIL WELLS         NATURAL GAS WELLS         OIL WELLS            NATURAL GAS WELLS
                      --------------------- -------------------- ---------------------- --------------------------
                      GROSS(1)    NET(2)     GROSS       NET       GROSS       NET         GROSS         NET
                      ---------- ---------- --------- ---------- ---------- ----------- ------------ -------------
Natural Buttes            -          -         1        0.62         -          -            1           0.62
Cisco Springs
 (3,4)                   34         28         7          7         34          28           7            7
Mason Lakes               5        4.75        -          -          5         4.75          -            -
Ragged Point              8          8         -          -          -          -            -            -
Ohio                      -          -         -          -          -          -            -            -
                       ---------- ---------- --------- ---------- ---------- ----------- ------------ -------------
TOTAL                    40        33.75       8        7.62        32        25.75          8           7.62
                      ========== ========== ========= ========== ========== =========== ============ =============

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

During 2014, the Company expended $1,045,300 in cash for rework on wells not only in the Mason Lake Field, but also the Cisco Field and the Ragged Point Field. In addition, at December 31, 2014, the Company had advanced funds of $140,000 of the $150,000 in connection with its 75% non-operating interest in the well in Medina County, Ohio. During 2013, Company has expended $223,554 in cash for re-work on wells not only in the Natural Buttes field, but also in the Mason Lakes field.

At December 31, 2014, the Company had no wells being drilled.


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

                                                   HIGH                   LOW
QUARTER ENDED:                                  ----------            ----------
December 31, 2014                                 $ 0.71                $ 0.25
September 30, 2014                                $ 0.77                $ 0.51
June 30, 2014                                     $ 0.80                $ 0.64
March 31, 2014                                    $ 0.81                $ 0.66

QUARTER ENDED:
December 31, 2013                                 $ 0.89                $ 0.69
September 30, 2013                                $ 1.03                $ 0.75
June 30, 2013                                     $ 1.01                $ 0.79
March 31, 2013                                    $ 0.99                $ 0.30

HOLDERS

There are approximately 137 holders of record of Hinto's common stock as of December 31, 2014.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2014 and 2013, the Company made the following sales of its unregistered shares.


     DATE OF               TITLE OF              NO. OF                                                  CLASS OF
       SALE               SECURITIES             SHARES               CONSIDERATION                      PURCHASER
------------------- ------------------------ ---------------- ------------------------------ ----------------------------------
   January 2013          Common Shares           850,000                $425,000                    Business Associate
     through
  February 2013

     February            Common Shares           10,000                 Services                    Business Associate
       2013

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
     Through
  June 30, 2013


    June 2013            Common Shares           50,000             Acquisition of Oil               Business Associate
                                                                      and Gas Leases

    June 2013            Common Shares           62,242             Acquisition of Oil               Business Associate
                                                                      and Gas Leases

   April & May              Class A                --                    $575,000                   Business Associates
       2013               Convertible
                       Promissory Notes

    April 2013              Warrant              100,000         Attached to Convertible            Business Associate
                                                                     Promissory Note

    July 2013            Common Shares           664,000                 $332,000                     Warrant Holders

   August 2013           Common Shares           23,000                  $11,500                     Business Associate

   August 2013           Common Shares           25,000                  Services                    Business Associate

   October 2013          Common Shares           30,000                  Interest                    Business Associate

   January 2014     Convertible Promissory         ---                 $2,000,000                   Business Associate
                             Note

  February 2014          Common Shares           850,000                $425,000                    Business Associates

  February 2014          Common Shares            5,000                 Services                    Business Associates

  February 2014          Common Shares           53,124                 Interest                    Business Associate

     May 2014               Warrant              60,000                 Services                    Business Associate

    June 2014            Common Shares           155,000                Services                    Business Associate

    June 2014            Common Shares           180,000                 $90,000                    Business Associate

    June 2014            Common Shares           29,590                 Interest                    Business Associate

   August 2014           Common Shares           169,209                Interest                    Business Associate

   August 2014           Common Shares           90,000                 Services                    Business Associates

   August 2014           Common Shares           206,303                Interest                    Business Associates

  December 2014             Warrant              100,000                Financing                   Business Associate


  December 2014     Convertible Promissory         ---                  $400,000                    Business Associate
                             Note

  December 2014             Options             1,700,000               Services                  Officers and Directors

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

ISSUER PURCHASES OF EQUITY SECURITIES

Hinto did not repurchase any shares of its common stock during the years ended December 31, 2014 and 2013.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

While we have generated increased revenues from our operational activities, these revenues are not sufficient to support our operational activities, which are focused on re-working our existing properties and seeking attractive property acquisitions in order to reach production goals. We have minimal capital and moderate cash. We will continue to need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured. During the year ended December 31, 2014, we continued our re-work efforts with our Mason Lakes, Montana property, suffering delays during the first quarter due to the severe winter conditions. During the second and third quarters, we saw progress from our re-work and production enhancement efforts and are now producing between 20 to 30 barrels of oil per day from the field. During the third quarter we brought 2 additional wells into production.

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

On October 15, 2014, the Company entered into an agreement to take a 75% non-operating interest in 64 gross acres and an exploratory well to be drilled in Medina County, Ohio. The Company has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities. The Operator completed the well during the first quarter of 2015. Medina County is located on the Appalachian geosyncline which includes the Berea, Clinton and Rose Run sands, the Trenton Limestone and the Ohio shale stratigraphic levels.

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

On December 31, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $400,000 in order to support continuing operations. The funds were received from the holder of the $2,000,000 secured convertible promissory note disclosed above. As a result of the $400,000 investment certain terms of the $2,000,000 convertible promissory note were amended. The term of the $2,000,000 Convertible Promissory Note was extended for an additional year and the exercise price lowered to $1.00.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments. The Note is convertible into shares of the Company's common stock at a rate of $1.25 per share. Since the stock price was below this at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value.

We will require substantial additional capital to support our existing and proposed future energy operations. We have ONLY DURING THE LATTER HALF OF 2014, STARTED REALIZING REOCCURRING AND CONSISTENT REVENUE, ALTHOUGH INSUFFICIENT TO FULLY SUPPORT CURRENT OPERATIONS. We have NO committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED  DECEMBER  31, 2014  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2013

During the years ended December 31, 2014, the Company recognized revenues of $475,630 from its operational activities compared to $65,615 during the year ended December 31, 2013. Revenues increased by $410,015, primarily as result of increased production of our Mason Lakes Field. Management expects that production in 2015 to continue to increase, as the field in Montana continues to produce on a consistent basis, continued rework efforts in the Cisco and Medina fields and as it looks to grow its production through acquisitions, though given current oil industry conditions, management expects average sales prices to be lower than in 2014. Although management expects to increase production in 2015, management does not expect revenues to be sufficient to cover the near term costs of operations and administrative expenses without additional drilling or acquisitions.

                                              During the Years Ended
                                                   December 31,
                                            2014                2013
                                      ------------------ --------------------
Revenues                                       $475,630              $65,615
Number of Barrels                            6,580 bbls           1,262 bbls
Average Price Per Barrel                         $72.28               $51.97

During the year ended December 31, 2014 and 2013, the Company recognized a direct cost of revenue of $501,901 and $389,866, respectively. An increase of $112,035, which is direct result of costs incurred reworking wells to increase production at our Mason Lakes Field during 2014. Direct cost of revenue consists of the following items:

                                                                   INCREASE /
                                          2014         2013        (DECREASE)
                                     ------------- ------------- ---------------
Field Expenses                       $    235,456  $    318,021  $      (82,565)
Well Stimulation                           67,790        19,305          48,485
Field utilities                            56,699        13,344          43,355
Taxes                                      29,604           935          28,669
Freight                                         7         3,920          (3,913)
Depletion                                  26,106         3,896          22,210
Amortization and depreciation              86,239        30,445          55,794
                                     ------------- ------------- ---------------
                              TOTAL  $    501,901  $    389,866  $      112,035

During the years ended December 31, 2014, we recognized total operational expenses of $2,066,825 compared to $932,764 during the year ended December 31, 2013, an increase of $1,134,058. The increase was a result of increases of $599,553 in consulting fees, a $436,263 increase in oil gas operating expenses, a $64,370, increase in payroll and a $219,173 increase in investor relation expenses offset by a $112,340 decrease in legal expenses. Increases in consulting and payroll were a result of the addition of staff and the increase in oil and gas operation expenses was a direct result of our increased activities in Montana.

During the year ended December 31, 2014, we recognized a net loss of $2,285,340 compared to $1,332,312 during the year ended December 31, 2013. The increase of $953,028 was primarily a result of the $112,035 increase in direct revenue costs, combined with the $1,134,058 increase in operational expenses and an increase of $183,296 in interest expense, offset by the and increase in revenue of $410,015 and a one-time gain on the write off of accrued liabilities of $50,000.

LIQUIDITY

At December 31, 2014, the Company had total current assets of $404,718, consisting of $356,506 in cash, $30,249 in accounts receivable and $54,164 in deposits. At December 31, 2014, the Company had total current liabilities of $543,325, consisting of accounts payable of $389,683, accrued liabilities of $153,642. At December 31, 2014, the Company had working capital deficit of $139,147.

During the year ended December 31, 2014, the Company used $1,027,661 in its operations. During the year ended December 31, 2014, we recognized a net loss of $2,285,340 which was reconciled for non-cash items including: $208,481 in accrued interest converted to stock, $125,000 stock issued for services, $470,900 in options issued to management, $133,238 in amortization, depletion and depreciation expenses and a $50,000 gain on the discount of a promissory note.

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

During the year ended December 31, 2014, we used $1,138,548 in our investing activities. $302,000 of which was used to purchase of leases, $133,678 to purchase machinery and equipment, $183,778 in the development of a proprietary technology process and $513,492 in the re-work of wells.

During the year ended December 31, 2013, we used $480,566 in our investing activities. $140,000 of which was used to purchase properties, $42,567 to purchase machinery and equipment, $223,554 in the re-work of wells and $74,445 in the development of our technological process.

During the year ended December 31, 2014, we received $2,425,000 from our financing activities compared to $1,791,500 during the year ended December 31, 2013.

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

On December 31, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $400,000 in order to support continuing operations. The funds were received from the holder of the $2,000,000 secured convertible promissory note disclosed above. As a result of the $400,000 investment certain terms of the $2,000,000 convertible promissory note were amended. The term of the $2,000,000 Convertible Promissory Note was extended for an additional year and the exercise price lowered to $1.00.

The Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments. The Note is convertible into shares of the Company's common stock at a rate of $1.00 per share. Since the stock price was below this at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value.

SHORT TERM.

On a short-term basis, we have not generated revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

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

The Company will need substantial additional capital to support its proposed future energy operations. We have insufficient revenues to cover our corporate costs. The Company has NO committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sufficient sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay the proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

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

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2014, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

IMPAIRMENT

The Company reviews long-lived assets held for use, principally oil and gas leases, for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the discounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the continued use and value at sale of the long-lived asset.

REVENUE AND ACCOUNTS RECEIVABLE

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expenses.

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of December 31, 2014 and 2013.

DEPENDENCE ON MAJOR CUSTOMERS

For the fiscal years ended December 31, 2014 and 2013, the Company's revenues were attributable to sales of oil to two customers. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the fiscal years ended December 31, 2014 and 2013.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Hinto Energy, Inc. for the years ended December 31, 2014 and 2013 for the, appear as pages 48 through 73 at the end of the document.

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

We have concluded that our internal controls over financial reporting were ineffective as of December 31, 2014, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Hinto Energy, Inc. directors or executive officers, including their ages as of December 31, 2014.

      NAME         AGE                  POSITION                           TERM
----------------- ----- ------------------------------------------------- ------
George Harris      65   Chief Executive Officer,                          Annual
                        Chief Financial Officer and Director
Gary Herick        51   Vice President of Finance, Secretary and Director Annual
J. David Keller    60   Vice President of Exploration and Development and
                        Director                                          Annual
Max Sommer*        83   Director                                          Annual
Kevin Blair        43   Director                                          Annual

All current directors of the Company were elected by the shareholders on August 18, 2011. The Company's officers were appointed by the Board of Directors on August 18, 2011. With the exception of Mr. Keller, the above officers and directors hold the same positions with South Uintah, Hinto's wholly-owned subsidiary.

*On  February  28,  2015,  Mr.  Sommer  resigned  from  the  Company's  Board of
Directors.

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

BIOGRAPHICAL INFORMATION

GEORGE HARRIS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER & DIRECTOR.

Mr. Harris was appointed the Chief Executive Officer of the Company on June 29, 2012 and its Chief Financial Officer since June 2011. Mr. Harris also serves as the Chief Financial Officer of South Uintah Gas Properties, Inc. From January 2008 to April 2009, Mr. Harris served as the President and Chief Financial Officer for China Wi-Max Communications, Inc. Mr. Harris served as a Senior Vice President at Falkenberg Capital Corporation, a boutique investment bank to the telecommunications community from March 2006 to January 2008. Mr. Harris' experience includes active roles in several technology startups and in his role at Falkenberg, he worked closely with companies that deliver telecommunications and data services utilizing wired and wireless technologies. Mr. Harris is also the President of Harris Products, Inc. and Integrated Components, Inc., where he developed and managed component manufacturing facilities based in the United

States and Southern China. Mr. Harris was formerly the Chief Financial Officer at Farm Credit Banks of St. Louis, Missouri and managed a large financial organization with Lucent Technologies.

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

GARY HERICK, VICE PRESIDENT OF FINANCE & DIRECTOR.

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

He attended the University of Florida from 1981-1985.

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

MAX P. SOMMER, FORMER DIRECTOR.

Mr. Sommer served as a director of the Company from August 2011 through February 2015. Mr. Since 1997, Mr. Sommer has served as the President, Rose Run Energy Company, Inc., providing Consulting and Oil and Gas Production activities mostly in the Appalachian Region. Mr. Sommer provided prospects to Oil and Gas Partnership which drilled and participated in 140 wells. Rose Run Energy sold its production in 2009. Mr. Sommer served as a director of Intercontinental Energy Corporation from 1976-1977 and as a director of Gerber Energy Corporation from 1977-1980, both public reporting companies. Starting in 2013, Mr. Sommer has provided Hinto Energy with consulting services in connection with its oil and gas production activities.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2014, 2013 and 2012. The table sets forth this information for Hinto Energy, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

The compensation paid to Mr. Harris, Herick and Keller in 2011 was paid by South Uintah, the Company's majority shareholder, at the time.

                                              SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                                NON-EQUITY  NON-QUALIFIED
                                                                                INCENTIVE    DEFERRED        ALL
                                                                                  PLAN     COMPENSATION     OTHER
                                                          STOCK      OPTION     COMPENSA-    EARNINGS      COMPENSA-
                                    SALARY      BONUS     AWARDS     AWARDS       TION                       TION       TOTAL
    NAME & POSITION       YEAR       ($)         ($)       ($)         ($)        ($)          ($)           ($)         ($)
------------------------ -------- ----------- ---------- --------- ------------ ---------  ------------    --------- -----------
George Harris, CEO &     2014      187,500        0         0        277,000       0            0             0       464,500
CFO (1)                  2013      153,000        0         0           0          0            0             0       153,000
                         2012      127,000        0         0           0          0            0             0       127,000

Gary Herick, VP of       2014      179,000        0         0        69,250        0            0             0       248,250
Finance (2)              2013      125,000        0         0           0          0            0             0       125,000
                         2012      140,000        0         0           0          0            0             0       140,000

J. David Keller, VP of   2014         0           0         0        27,700        0            0             0        27,700
Exploration              2013       10,000        0         0           0          0            0             0        10,000
& Development (3)        2012       77,613        0         0           0          0            0             0        77,613
------------------------

     (1) Mr. Harris was appointed the Chief Financial Officer on August 18, 2011 and the Chief Executive Officer on June 29, 2012. He serves in the same capacity for South Uintah. Mr. Harris salary was paid pursuant to a consulting agreement with and by South Uintah. In December 2014, Mr. Harris was issued an option exercisable for 1,000,000 shares of the Company's common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested. The option, using the Black-Scholes pricing module, has a value of $277,000.

     (2) Mr. Herick was appointed the Vice President of Finance and the Secretary of the Company on August 2011. He serves in the same capacity for South Uintah. Mr. Herick salary was paid pursuant to a consulting agreement with and by South Uintah. In December 2014, Mr. Herick was issued an option exercisable for 250,000 shares of the Company's common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested. The option using the Black-Scholes pricing module, has a value of $69,250.

     (3) Mr. J. David Keller was appointed the Vice President of Exploration and Development on August 18, 2011. Mr. Keller holds the same position with South Uintah. In December 2014, Mr. Keller was issued an option exercisable for 100,000 shares of the Company's common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested. The option, using the Black-Scholes pricing module has a value of $27,700.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive and Financial Officer and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2014 (the "Named Executive Officers"):

---------------- ------------------------------------------------------------------ -------------------------------------------
                                           OPTION AWARDS                                           STOCK AWARDS
---------------- ------------- --------------- ------------- ---------- ----------- ---------- --------- ---------- -----------
                                                                                                         Equity     Equity
                                                                                                        incentive   incentive
                                                                                               Market      plan       plan
                                                                                               value      awards:    awards:
                                                  Equity                                         of       Number    Market or
                                                incentive                                      shares       of        payout
                                                   plan                             Number       of      unearned    value of
                                                 awards:                              of        units     shares,    unearned
                                                Number of                            shares      of      units or    shares,
                  Number of      Number of      securities                          or units    stock      other     units or
                  securities     securities     underlying                          of stock    that      rights      others
                  underlying     underlying    unexercised    Option                  that       have       that       rights
                 unexercised    unexercised      unearned    exercise    Option     have not     not      have not   that have
                 options (#)    options (#)      options       price    expiration   vested     vested     vested    not vested
     Name        exercisable   unexercisable       (#)          ($)        date        (#)       ($)        (#)        ($)
---------------- ------------- --------------- ------------- ---------- ----------- ---------- --------- ---------- -----------
George            1,000,000          0              0          0.50      12/31/17       0         0          0          0
Harris (1)
---------------- ------------- --------------- ------------- ---------- ----------- ---------- --------- ---------- -----------
Gary Herick,       250,000           0              0          0.50      12/31/17                            0          0
VP of
Finance (2)
---------------- ------------- --------------- ------------- ---------- ----------- ---------- --------- ---------- -----------
J. David           100,000           0              0          0.50      12/31/17       0         0          0          0
Keller, VP of
Exploration &
Develop. (3)
---------------- ------------- --------------- ------------- ---------- ----------- ---------- --------- ---------- -----------


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

In August, 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the year ended December 31, 2013 no options were issued under the 2011 Plan.

During the year ended December 31, 2014, the Board of Directors authorized the issuance of options exercisable for 1,700,000 shares to officers and directors of the Company. The options have a term of 3 years and an exercise price of $0.50 per share. The options were issued fully vested.

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

Mr. Max Sommer entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement has a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for Mr. Blair to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 200,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. In July 2012, Mr. Sommer started to receive $5,000 per month for his services. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement was not terminated and rather ran on a month to month basis. On
February 28, 2015, Mr. Sommer resigned as a director and his Consulting Agreement was terminated at that time.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2014:

                                           DIRECTORS' COMPENSATION

--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------
                   Fees                             Non-equity     Non-qualified
                 earned or                          incentive         deferred
                  paid in    Stock                     plan         compensation      All other
                   cash      awards     Option     compensation       earnings      compensation     Total
     Name          ($)        ($)     awards ($)       ($)             ($)              ($)           ($)
--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------
George           $187,500    $ -0-     $277,000       $ -0-           $ -0-            $-0-        $464,500
Harris (1)
--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------
Gary             $179,000    $ -0-     $ 69,250       $ -0-           $ -0-            $ -0-       $248,250
Herick (1)
--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------
J. David           $-0-      $ -0-     $ 27,000       $ -0-           $ -0-            $ -0-        $27,000
Keller (1)
--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------
Kevin              $-0-      $ -0-     $ 27,000       $ -0-           $ -0-            $ -0-        $27,000
Blair
--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------
Max              $ 60,000    $ -0-      $ -0-         $ -0-           $ -0-            $ -0-        $60,000
Sommer(2)
--------------- ----------- --------- ----------- --------------- --------------- ---------------- ----------

     (1) Mr. Harris, Herick, and Keller's compensation discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table.

     (2) In December 2014, Mr. Harris, Herick, Keller and Blair were issued options exercisable for shares of the Company's common stock. The options have an exercise price of $0.50 per share, a term of 3 years and are fully vested. The options were valued using the Black-Scholes pricing module. The individuals were issued options with valuations as follows:

                    Name                Number of         Black-Scholes
                                         Options            Valuation
          -------------------------- ----------------- ---------------------
          George Harris                 1,000,000           $ 277,000
          Gary Herick                    250,000             $69,250
          J. David Keller                100,000             $27,000
          Kevin Blair                    100,000             $27,000

     (3) Mr. Sommer receives a monthly fee of $5,000 for providing geological and oil and gas production consulting services to the Company. Mr. Sommer resigned as a director of the Company on February 28, 2015.

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

                      EQUITY COMPENSATION PLAN INFORMATION

In August 2011, the Board of Directors and the stockholders of Hinto approved the 2011 Hinto Energy, Inc.'s Stock Option Award and Incentive Plan ("the 2011 Plan.") There are 2,000,000 shares of the Company's common stock reserved under the 2011 Plan. During the years ended December 31, 2013 and no options were issued under the 2011 Plan. Any options issued under the 2011 Plan are done at the determination of and the approval of the Board of Directors.

During the year ended December 31, 2014, the Board of Directors authorized the issuance of options exercisable for 1,700,000 shares to officers and directors of the Company. The options have a term of 3 years and an exercise price of $0.50 per share. The options were issued fully vested.

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

The information below is based on the number of shares of Hinto`s common stock that we believe was beneficially owned by each person or entity as of December 31, 2014.

                                                  AMOUNT AND
                                                  NATURE OF       PERCENT OF
                                                  BENEFICIAL     COMMON STOCK
                                                    OWNER         ISSUED AND
    NAME AND ADDRESS OF BENEFICIAL OWNER *      COMMON STOCK*   OUTSTANDING (1)
----------------------------------------------- --------------- ----------------
George Harris, Chief Executive Officer,            537,500           2.45%
Chief Financial Officer and Director (2)

Gary Herick, VP of Finance& Director (3)          1,210,000          5.53%

J. David Keller, VP of Exploration &               525,000           2.40%
Development & Director (4)

Kevin Blair, Director (5)                          325,000           1.48%

Max Sommer, Former Director (6)                     96,099           0.43%

Bridge Industries, LLC (7)                        1,400,000          6.40%

Malcolm Gray (8)                                  3,340,000         15.27%

Michael A. Littman (9)                            1,171,618          5.35%
----------------------------------------------- --------------- ----------------
All Directors and Executive Officers as           2,597,500         11.88%
a Group (5 persons)                             --------------- ----------------

*The Address for the above individuals and entities is c/o 5350 S. Roslyn Street, Suite 400, Greenwood Village, Colorado 80111.

(1) Based upon 21,859,995 shares of issued and outstanding common stock at December 31, 2014.
(2) Mr. Harris holds an option exercisable for 1,000,000 shares of the Company's common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested.
(3) Mr. Herick has direct ownership of 50,000 shares and indirect ownership of 1,160,000 shares of common stock. Arrowhead Consulting, LLC, which Mr. Herick has voting control of holds 660,000 shares of common stock and an option exercisable for 250,000 shares of the Company's common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested. Mr. Herick has beneficial ownership of 500,000 shares of common stock through his wife's ownership of Whitemoon Energy, LLC which holds the shares.
(4) Mr. Keller holds 525,000 shares of common stock and an option to purchase an additional 100,000 shares of common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested.
(5) Mr. Blair holds 325,000 shares of common stock and warrants to purchase an additional 100,000 shares of common stock. The option has an exercise price of $0.50 per share, a term of 3 years and is fully vested.
(6) Mr. Sommer holds 200,000 shares of common stock. On February 28, 2015, Mr. Sommer resigned as a director of the Company.
(7) Bridge Industries, LLC holds 1,400,000 shares of common stock and warrants exercisable into 800,000 shares of common stock. The warrants have exercise prices of 200,000 shares at $0.25 per share, 200,000 shares at $0.50 per share, 200,000 shares at $1.00 per share and 200,000 shares at $1.25 per share. The warrants have a term of 5 years.
(8) Mr. Gray owns 1,840,000 shares directly and 1,500,000 shares indirectly through TaraSales, Inc.
(9) Mr. Littman holds 221,618 shares of common stock directly and 250,000 shares of common stock indirectly through his wife. Mr. Littman has the ability to vote the 700,000 shares held by the M.A. Littman Pension Plan.

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

Mr. Max Sommer entered into a Corporate Advisor/Director Agreement on July 12, 2011 with South Uintah to provide services as a director to South Uintah. The Agreement had a term of 1 year unless terminated with a 30 days notice by either party. The Agreement provides for Mr. Sommer to be issued 100,000 shares of South Uintah common stock and a warrant exercisable for 200,000 shares of South Uintah common stock for such services, which pursuant to the Amended Share Exchange Agreement were exchanged for shares and warrants of Hinto. In July 2012, Mr. Sommer started to receive $5,000 per month for his services. During the year ended December 31, 2012, the Consulting Agreement's term ran out, the Consulting Agreement was terminated and rather ran on a month to month basis. On February 28, 2015, Mr. Sommer resigned as a director of the Company.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

In December 2014, Mr. Harris, Herick, Keller and Blair were issued options exercisable for shares of the Company's common stock. The options have an exercise price of $0.50 per share, a term of 3 years and are fully vested. The options were valued using the Black-Scholes pricing module. The individuals were issued options with valuations as follows:

          Name                Number of         Black-Scholes
                               Options            Valuation
-------------------------- ----------------- ---------------------
George Harris                 1,000,000           $277,000
Gary Herick                    250,000             $69,250
J. David Keller                100,000             $27,000
Kevin Blair                    100,000             $27,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. BF Borger's CPA LLC ("Borgers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining their independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2014 and 2013.

                                        Year Ended December 31,
                                 2014                              2013
                         -------------------------      ------------------------
Audit Fees                     $30,138                            $25,380

Audit-related Fees                $0                                $0

Tax Fees                          $0                                $0

All Other Fees                    $0                                $0
                         -------------------------      ------------------------
Total Fees                     $30,138                            $25,380

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

--------------- -------------------------------------------------------------------- -----------------
NUMBER          DESCRIPTION

3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
3.5             Amendment to Articles of Incorporation of South Uintah Gas                     (8)
                   Properties, Inc.
3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
4.1             Form of Vesting Warrants                                                       (8)
4.2             Form of $0.50 Warrants                                                         (8)
4.3             2011 Stock Option Plan                                                    Filed Herewith
10.1            Farmout Agreement                                                              (2)
10.2            Extension to Farmout Agreement                                                 (2)
10.3            Extension to Farmout Agreement - 2009                                          (3)
10.4            Extension to Farmout Agreement - 2010                                          (4)
10.5            Share Purchase Agreement                                                       (5)
10.6            Share Acquisition and Exchange Agreement                                       (6)
10.7            Amended Share Exchange and Acquisition Agreement, dated                        (8)
                   January 23, 2012
10.8            Asset Purchase & Sales Agreement, dated May 9, 2012                            (9)
10.9            Consulting Agreement with George Harris, dated June 1, 2011                    (10)
10.10           Corporate Advisor Director Consulting Engagement Agreement with                (11)
                   Gary Herick, dated April 15, 2011
10.11           Consulting Agreement with Kevin Blair, dated June 1, 2011                      (11)
10.12           Consulting Agreement with David Keller, dated August 4, 2011                   (11)
10.13           Consulting Agreement with Max Sommer, dated June 1, 2011                       (11)
23.1            Consent of Geologist                                                      Filed Herewith
31.1            Certification of Chief Financial Officer & Principal Executive
                   Officer pursuant to Section 302 of the Sarbanes-Oxley Act              Filed Herewith
32.1            Certification of Chief Financial Officer & Principal Executive
                   Officer pursuant to Section 906 of the Sarbanes-Oxley Act              Filed Herewith
99.1            Reserve Report, dated April 7, 2015                                       Filed Herewith
101.INS         XBRL Instance Document                                                  Filed Herewith(12)
101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith(12)
101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith(12)
101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith(12)
101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith(12)
101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith(12)
--------------- ---------------------------------------------------------------------- ---------------------

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

                 FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hinto Energy, Inc.:

We have audited the accompanying balance sheets of Hinto Energy, Inc. ("the Company") as of December 31, 2014 and 2013, and the related statement of operations, stockholders' equity (deficit) and cash flow for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hinto Energy, Inc., as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
April 15, 2015

                                             HINTO ENERGY, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                            December 31,      December 31,
                                                                               2014              2013
                                                                          ---------------   ---------------
Assets
        Current Assets:
               Cash                                                       $      356,506    $       97,716
               Accounts Receivable                                                30,249            29,886
               Deposits                                                           17,963             2,013
                                                                          ---------------   ---------------
        Total Current Assets                                                     404,718           129,615
                                                                          ---------------   ---------------

        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $28,471 and $7,754, respectively                         164,274            51,313
               Development of Technological Process                              258,223            74,445
                                                                          ---------------   ---------------
        Total Property and Equipment                                             422,497           125,758

        Oil and Natural Gas Properties:
               Proved Properties                                               1,224,255         1,004,300
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                    1,090,601           437,109

               Less Accumulated Depreciation and Depletion                      (165,544)          (58,624)
                                                                          ---------------   ---------------
        Total Oil and Natural Gas Properties                                   2,149,312         1,382,785
                                                                          ---------------   ---------------

        Other Assets:
               Deposits                                                          162,500           135,500
                                                                          ---------------   ---------------

Total Assets                                                              $    3,139,027    $    1,773,658
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                           $      389,682    $      127,602
               Accrued liabilities                                               169,629            44,136
               Subscriptions received                                                  -           425,000
               Notes payable, other                                                    -           115,000
                                                                          ---------------   ---------------
        Total Current Liabilities                                                559,311           711,738

        Asset recovery obligations                                               168,714           110,759
        Long term note payable                                                 2,975,000           575,000
                                                                          ---------------   ---------------

Total liabilities                                                         $    3,703,025    $    1,397,497
                                                                          ---------------   ---------------

Stockholders' (Deficit)  Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         21,859,994 and 20,151,769 shares issued and outstanding
          at December 31, 2014 and 2013, respectively                             21,860            20,152
        Additional paid-in capital                                             5,635,616         4,292,143
        Subscription receivable                                                        -           (30,000)
        Common stock, subscribed                                                       -            30,000
        Accumulated deficit                                                   (6,221,474)       (3,936,134)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                             (563,998)          376,161
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                $    3,139,027    $    1,773,658
                                                                          ===============   ===============


See the notes to these consolidated financial statements.

                                        HINTO ENERGY, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013




                                                                   2014                2013
                                                             -----------------   -----------------
Revenue:                                                     $        475,630    $         65,615

Direct Cost of Revenue                                                389,556             316,888
Depreciation and depletion                                            105,897              72,978
                                                             -----------------   -----------------
                                                                      (19,823)           (324,251)

Operational expenses:
      Operating Lease expense                                         596,885
      General and Administrative expense                              520,620             582,997
      Consulting fees                                                 949,320             349,767
                                                             -----------------   -----------------
          Total operational expenses                                2,066,825             932,764
                                                             -----------------   -----------------

Other Income (Expenses)
      Gain on write off of accrued debt                                50,000              11,250
      Interest income                                                   2,766                   -
      Litigation Settlement Expense                                         -                (570)
      Finance Expense                                                       -             (17,815)
      Interest expense                                               (251,458)            (68,162)
                                                             -----------------   -----------------
          Total other income (expense)                               (198,692)            (75,297)
                                                             -----------------   -----------------

Net loss                                                     $     (2,285,340)   $     (1,332,312)
                                                             =================   =================

Per share information

Net loss per common share
      Basic                                                  $          (0.10)   $          (0.07)
      Fully diluted                                                         *                   *
                                                             =================   =================

Weighted average number of common
      stock outstanding                                            21,268,455          18,581,806
                                                             =================   =================

      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.

                                                         HINTO ENERGY, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013


                                               Common Stock                      Common
                                         ------------------------                 Stock      Additional                    Total
                                             Number                Subscription Subscribed     paid-in    Accumulated  Stockholders'
                                           of Shares      Amount   Receivable      For         Capital      Deficit         Equity
                                         ------------  ----------  -----------  ---------- ------------ -------------  -------------
Balance - January 1, 2013                 16,236,527   $  16,237   $        -   $       -  $ 2,315,515  $ (2,603,822)  $   (272,070)

Issuance of Shares for cash                1,663,000       1,663            -           -      829,843             -        831,506

Issuance of shares for warrant exercise    2,000,000       2,000            -           -      998,000             -      1,000,000

Issuance of shares for services               60,000          60            -           -       29,940             -         30,000

Issuance of shares for interest               80,000          80            -           -       40,043             -         40,123

Issuance of shares for leases                112,242         112            -           -       60,987             -         61,099

Common stock subscribed for                        -           -      (30,000)     30,000            -             -              -

Issuance of Warrant with convertible
 note                                              -           -            -           -       17,815             -         17,815

Net Loss                                           -           -            -           -            -    (1,332,312)    (1,332,312)
                                         ------------  ----------  -----------  ---------- ------------ -------------  -------------
Balance - December 31, 2013               20,151,769      20,152      (30,000)     30,000    4,292,143    (3,936,134)       376,161
                                         ------------  ----------  -----------  ---------- ------------ -------------  -------------

Issuance of Shares for cash                  910,000         910            -           -      454,090             -        455,000

Issuance of shares for services              250,000         250            -           -      124,750             -        125,000

Issuance of shares for interest              458,225         458            -           -      208,023             -        208,481

Common stock subscribed for                        -           -       30,000     (30,000)           -             -              -

Common stock issued in exchange for bond
  cash                                       120,000         120            -           -       59,880             -         60,000

Common stock canceled                        (30,000)        (30)                                   30                            -

Warrant issued for services                        -           -            -           -       25,800             -         25,800

Management's options issued                        -           -            -           -      470,900             -        470,900

Net Loss                                           -           -            -           -            -    (2,285,340)    (2,285,340)
                                         ------------  ----------  -----------  ---------- ------------ -------------  -------------
Balance - December 31, 2014               21,859,994   $  21,860   $        -   $       -  $ 5,635,616  $ (6,221,474)  $   (563,998)
                                         ============  ==========  ===========  ========== ============ =============  =============


See the notes to these consolidated financial statements.

                                                   HINTO ENERGY, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013



                                                                                    2014                   2013
                                                                            -------------------------------------------
Cash Flows from Operating Activities:
         Net Loss                                                           $         (2,285,340)    $      (1,332,312)
Adjustments to net loss for non-cash items:
         Accrued interest converted to stock                                             208,481                40,123
         Stock issued for services                                                       125,000                30,000
         Options issued to management                                                    470,900                     -
         Finance cost of warrant issuance                                                      -                17,815
         Amortization, Depreciation and Depletion                                        133,238                42,144
         Asset remediation expenses                                                            -                38,637
         Gain on discount of promissory note                                             (50,000)                    -
Adjustments to reconcile net loss to net cash used in operating activities:
         (Increase) in accounts receivable                                                  (363)              (29,886)
         (Increase) in deposits and advances                                             (15,950)             (141,991)
         Increase in accounts payable                                                    262,079                98,632
         Increase (decrease) in accrued liabilities                                      124,294               (34,089)
                                                                            ---------------------    ------------------
Net Cash Used by Operating Activities                                                 (1,027,661)           (1,270,927)
                                                                            ---------------------    ------------------

Cash Flows from Investing Activities
         Purchase of leases                                                             (302,000)             (140,000)
         New well development                                                             (5,600)                    -
         Purchase of machinery and equipment                                            (133,678)              (42,567)
         Development of technological process                                           (183,778)              (74,445)
         Well rework                                                                    (513,492)             (223,554)
                                                                            ---------------------    ------------------
Net Cash Used in Investing Activities                                                 (1,138,548)             (480,566)
                                                                            ---------------------    ------------------

Cash Flows from Financing Activities:
         Proceeds from convertible promissory notes                                    2,400,000                75,000
         Payments on other notes payable                                                 (65,000)             (290,000)
         Proceeds from sale of common stock                                               90,000               581,500
         Increase in stock subscriptions payable                                               -               425,000
         Proceeds from the exercise of warrants                                                -             1,000,000
                                                                            ---------------------    ------------------
Net Cash Provided by Financing Activities                                              2,425,000             1,791,500
                                                                            ---------------------    ------------------

Net Increase  in Cash                                                                    258,791                40,007

Cash and Cash Equivalents - Beginning of Period                                           97,716                57,709
                                                                            ---------------------    ------------------

Cash and Cash Equivalents - End of Period                                   $            356,506     $          97,716
                                                                            =====================    ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                     $                $ -     $               -
                                                                            =====================    ==================
         Cash paid for income taxes                                         $                $ -     $               -
                                                                            =====================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
         ACTIVITIES:
         Issuance of common stock for interest                              $            208,481     $          40,123
                                                                            =====================    ==================
         Issuance of common stock for leases                                $                  -     $          61,099
                                                                            =====================    ==================
         Subscription Receivable                                            $            (90,000)    $          30,000
                                                                            =====================    ==================
         Warrant issued for services                                        $             28,500     $               -
                                                                            =====================    ==================
         Amortization of Warrant issued for services                        $             16,181     $               -
                                                                            =====================    ==================

See the notes to these consolidated financial statements.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013


                                  Life in      December 31,       December 31,
          Asset Type               Years           2014              2013
------------------------------- ------------ ------------------ ---------------
Machinery                          5 - 7       $       192,745     $    59,067
                                ------------ ------------------ ---------------
Subtotal                                               192,745          59,067
Less Accumulated Depreciation                          (28,471)         (7,754)
                                ------------ ------------------ ---------------
Net Book Value                                      $  164,274     $    51,313
                                ============ ================== ===============


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

COSTS OF OIL AND GAS PROPERTIES WILL BE AMORTIZED USING THE UNITS OF PRODUCTION METHOD.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2014, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

IMPAIRMENT

The Company reviews long-lived assets held for use, principally oil and gas leases, for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the discounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the continued use and value at sale of the long-lived asset.

REVENUE AND ACCOUNTS RECEIVABLE

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expenses.

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of December 31, 2014 and 2013.

DEPENDENCE ON MAJOR CUSTOMERS

During the fiscal years ended December 31, 2014 and 2013, the Company's revenues were attributable to sales of oil to two customers. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the fiscal years ended December 31, 2014 and 2013.

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

NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

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

RECENT ACCOUNTING PRONOUNCEMENTS

In  August  2014,  the  FASB  issued  ASU  2014-15,  Presentation  of  Financial
Statements  - Going  Concern:  Disclosure  of  Uncertainties  about an  Entity's
Ability to Continue as a Going Concern. This update requires an entity's management to evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The update further requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. This amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and financial statement disclosures.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

There were accounting standards and interpretations issued during the year ended December 31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN
--------------------------------------------

The Company's consolidated financial statements for the years ended December 31, 2013 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,285,340 and $1,332,312 for the years ended December 31, 2014 and 2013, respectively, and an accumulated deficit of $6,221,474 as of December 31, 2014. At December 31, 2014, the Company had a working capital deficit of $(154,593).

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

NOTE 4 - OIL AND GAS LEASES
---------------------------

Oil and gas properties consisted of the following as of December 31, 2013 and 2012:

                                     December 31,        December 31,
                                         2014               2013
                                  ------------------- ------------------
Proved   properties                    $ 1,224,255        $ 1,004,300
Unproved properties                              -                  -
                                  ------------------- ------------------
                                       $ 1,224,255        $ 1,004,300
      Accumulated depletion                 32,820              5,942
                                  ------------------- ------------------
                                       $ 1,191,435        $   998,358
                                  =================== ==================

During the years ended December 31, 2014 and 2013, the Company recognized a depletion expense of $32,820 and $5,942, respectively.

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

The property includes 6 wells in a field being water flooded, with 4 oil wells placed on production, a water source well and an injection well. Additional drilling may be performed to maximize the oil recovery from the formation.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

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

During the year ended December 31, 2013, the Company spent $6,863 development costs in connection with the re-working of this field.

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

MEDINA COUNTY, OHIO

In October 2014, the Company acquired a 75% non-operated interest in an exploratory well in Medina County, Ohio in exchange for an investment of $150,000. The Company will retain a 75% non-operated interest in this initial well and any future wells developed on this property. Hinto has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities. At December 31, 2014, the Company had provided $140,000.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

The Operator drilled and completed the well during December 2014 - January 2015. In mid-January, the state of Ohio approved the well for production and currently tanks are being moved to the site and production will begin the latter half of January 2015. In addition, as the well is producing gas in addition to oil, the Operator is taking steps to link to a pipeline to sell the gas production.

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

In July 2012, the Company re-negotiated the terms of the original $75,000 note in exchange for $5,000 principal payment on the note. As a result, the Company re-issued the note for a principal of $70,000, a new due date of July 5, 2013 and for payments of $5,000 to be made on a monthly basis. As of December 31, 2013, the Company had made total principal payments of $55,000 leaving a principal balance of $15,000 on the note. The Holder of the note verbally agreed to the extension of the term of the note and final payment was made in March 2014.

NOTE 8 - LONG TERM NOTE PAYABLES, CONVERTIBLE
---------------------------------------------

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

During the year ended December 31, 2014, the Company paid accrued interest of $132,054 through the issuance of 297,809 shares of its restricted common stock. At December 31, 2014, the note has accrued interest of $50,411.

On December 31, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $400,000 in order to support continuing operations. The funds were received from the holder of the $2,000,000 secured convertible promissory note disclosed above. As a result of the $400,000 investment certain terms of the $2,000,000 convertible promissory note were amended. The term of the $2,000,000 Convertible Promissory Note was extended for an additional year and the exercise price lowered to $1.00. In addition the terms of the $500,000 Convertible Promissory Note, discussed below, were extended a year and its exercise price lowered to $1.00.

The $400,000 Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments. The Note is convertible into shares of the Company's common stock at a rate of $1.00 per share. Since the stock price was below this at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value.

In December 2011, the Company, in exchange for cash, issued a $500,000, secured three-year note payable, convertible at a $1 per share and bearing interest at 10% per annum, with interest payable quarterly. The note is secured by a well bore held by South Uintah in the Natural Buttes area. During the quarter ended June 30, 2013, the Company issued the holder a Class A Promissory Note, as a replacement of the original note, with the terms described above, plus 100,000 warrants to purchase common shares with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note. In December 2014, the note terms were revised to the extend payment to December 31, 2017. During the year ended December 31, 2013, the Company paid accrued interest through the issuance of 80,000 shares of its restricted common stock valued at $0.50 per share. During the year ended
December 31, 2014, the Company paid accrued interest through the issuance of 160,416 shares of its restricted common stock valued at prices from $0.40 to $0.50.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

the note holder will receive a warrant to purchase one (1) common share with a purchase price of $2.00 per share. The Warrant would have a term of 3 years from the issuance date of the Class A Promissory Note.

At December 31, 2014, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $17,014 in interest in connection with the Class A Promissory Notes.

NOTE 9 - COMMITMENTS & CONTINGENCIES
------------------------------------

LEASES

The Company sub-lets furnished office space from a third party on a month to month basis. The Company has approximately 400 square feet and pays $1,000 per month for the space.

GENERAL

There have been significant changes in the U.S. economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Company in its attempt to obtain financing or in its process to develop commercially feasible oil and gas production.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

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

COMMON STOCK

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2014, the Company had 21,859,994 shares of its common stock issued and outstanding.

During the year ended December 31, 2014, the Company issued 910,000 shares of its restricted common stock as payment for an outstanding subscription agreement of $455,000.

During the year ended December 31, 2014, the Company issued 120,000 shares of its restricted common stock as in exchange for $60,000.

During the year ended December 31, 2014, the Company issued 250,000 shares of its restricted common stock for services valued at $125,000.

During the year ended December 31, 2014, the Company issued 458,226 shares of its restricted stock as a payment of $208,481 in interest on its outstanding long term $2,500,000 in convertible promissory notes.

During the year ended December 31, 2014, the Company rescinded a transaction from 201l to purchase an interest in certain wells in Oklahoma after the outcome of certain litigation the seller was involved in. In connection with the purchase of a 5% interest the Company issued 30,000 shares of its restricted common stock valued at $15,000. Due to a failure to perform, the Company rescinded the transaction and the 30,000 shares have been returned and cancelled.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

2013

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

SUBSCRIPTION RECEIVABLE

In December 2013, the Company received a subscription for 110,000 shares of its restricted common stock for $55,000. Prior to December 31, 2013, the Company received $25,000 of the funds and is owed the remaining $30,000. During March 2014, the Company received the remaining $30,000 and issued the shares of common stock.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the year ended December 31, 2013, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

During the year ended December 31, 2014, the Board approved the issuance of options to members of management of the Company. 1,700,000 fully vested options were issued. The options have a term of 3 years and an exercise price of $0.50

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

per share. Using Black-Scholes, the Company valued the options at $470,900. The value of the options were expensed to consulting expense in full.

The fair value of the options granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

            Volatility                                  142%
            Expected Warrant Term                     1.5 years
            Risk-free interest rate                     1.33%
            Expected dividend yield                     0.00%

The expected term of the options and warrants granted and sold were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

A summary of warrant activity for the years ended December 31, 2014 and 2013 is presented below:
                                                  Weighted
                                                   Average   Aggregate  Weighted
                             Number     Exercise  Exercise   Intrinsic   Average
                            of Options   Price     Price     Value (1)    Life
                           ------------ -------- ---------- ----------- --------
Balance, January 1, 2014             -      -         -          -          -
   Granted                   1,700,000    $0.50     $0.50        -       3 years
   Exercised                         -      -         -          -          -
   Expired                           -      -         -          -          -
                           ------------ -------- ---------- ----------- --------
Balance, December 31, 2014   1,700,000    $0.50     $0.50                3 years
                           ============

(1) The aggregate value of the options is less than zero, as the market price of the shares on December 31, 2014 was $0.46 per share, less than the exercise price of the option shares.

WARRANTS

ISSUANCES

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

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

The total fair value of the warrant at the date of grant was $17,815 and was recorded as a finance cost. The Company used the following assumptions to determine the fair value of warrant grant:

                        Expected life                 3 years
                        Volatility                      103%
                        Risk-free interest rate         0.13%
                        Dividend yield                   0
EXERCISES

During the year ended December 31, 2013, the Company received exercise notices and funds of $1,000,000 for the exercise of 2,000,000 shares.

EXPIRATION

During the year ended December 31, 2014 warrants exercisable for a total of 4,700,000 shares, at prices ranging from $1.00 to $3.00 and held by officers and directors of the Company expired.

A summary of warrant activity for the years ended December 31, 2014 and 2013 is presented below:

                                                      Weighted Average
                                                  ----------- -------------
                                                                Remaining
                                 Shares Under     Exercise     Contractual
                                    Warrant         Price         Life
                                ----------------- ----------- -------------
Balance at January 1, 2013             7,500,000       $1.25          2.44
   Granted                               100,000        2.00          4.96
   Exercised                          (2,000,000)       0.50             -
   Expired                                     -           -             -
                                ----------------- ----------- -------------
Balance at December 31, 2013           5,600,000       $1.54          2.29
                                ----------------- ----------- -------------
   Granted                               260,000        0.53          3.00
   Exercised                                   -           -             -
   Expired                            (4,700,000)          -             -
                                ----------------- ----------- -------------
Balance at December 31, 2014          1,1600,000       $0.81          2.65
                                =================

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

NOTE 11 - INCOME TAXES
----------------------

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

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

On January 20, 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note. The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and an exercisable into shares of the Company's common stock at $1.00 per share.

NOTE 13 - SUPPLEMENTAL OIL AND GAS DISCLOSURE (unaudited)
---------------------------------------------------------

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

equipment under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and under existing economic and operating conditions.

OIL AND GAS RESERVES

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2014 and 2013.

Net Proved Developed And Undeveloped Reserves -of OIL (UNAUDITED):

                                           Utah     Montana   Ohio       Total
                                        ---------- --------- ------- ----------
Balance January 1, 2013                   267,000         -      -     267,000
    Purchase of properties                 68,597         -      -      68.597
    Extension / discoveries                     -         -      -           -
    Production                               (878)        -      -        (878)
    Revisions of previous estimates             -         -      -           -
    Disposition of properties                   -         -      -           -
                                        ---------- --------- ------- ----------
Balance, December 31, 2013                336,475         -      -     336,475
                                        ---------- --------- ------- ----------
    Purchase of properties                      -    41,096      -      41,096
    Extension / discoveries (1)            16,014    31,687      -      47,701
    Production                               (803)   (5,777)     -      (6,580)
    Revisions of previous estimates (2)  (312,929)        -      -    (312,929)
    Disposition of properties                   -         -      -           -
                                        ---------- --------- ------- ----------

Balance, December 31, 2014                 38,757    67,066      -     105,763
                                        ========== ========= ======= ==========

(1) In 2013, the Company purchased the Mason Lake Oil Field in Montana and during the latter half of 2013, proceeded to conduct re-work efforts on the field. At the end of December 31, 2013, the field was still under re-work process and determination and was not included in the 2013 reserve study. The field was brought on production in 2014 and resulted in additions in extensions to our reserves.
(2) At December 31, 2014, we revised our non-producing reserves for our Cisco Field in Utah by 312,929 barrels, primarily due to a combination of pricing revisions, brought on by commodity price declines and negative performance revisions.

Net Proved Developed And Undeveloped Reserves of NATURAL GAS:

                                                   2014            2013
                                              -------------- ---------------
                                               (unaudited)    (unaudited)

January 1st                                       282,013         147,000
Purchase of properties                                  -         135,013
Revisions of previous estimates     (1)           153,234               -
Extension, discoveries, other estimates                 -               -
Production                                              -               -
Disposition of properties                               -               -
                                              -------------- ---------------
December 31st                                     435,247         282,013
                                              ============== ===============

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013

(1) The Company's gas wells are located at its Cisco Field and Natural Buttes Field in Utah. At December 31, 2014, the Company had shut in the Cisco gas production due to the low price of gas and the intermittent inability to sell gas, as the local tap facility had various operational issues. During the fourth quarter of 2014, the gas facility took steps to reopen and in the latter part of the first quarter of 2015, the Company began selling gas from its Cisco Field wells. As a result of this a re-work on certain gas wells, the reserves for gas in our Cisco Field was upwardly revised.

Net Proved Oil And Gas Reserves Consisted Of The Following At December 31, 2014 And 2013:

                              Oil Reserves Gross          Natural Gas Reserves
                                    Bbls                          Mcf
                             2014            2013         2014          2013
                         ------------   ------------  ------------- ------------
                         (unaudited)     (unaudited)  (unaudited)   (unaudited)

     Proved developed
          producing          70,828          23,127       61,521        21,000
     Proved developed
          non-producing      41,515               -            -
     Proved undeveloped           -         313,348      419,233       282,000
                         ------------   ------------  ------------- ------------

     Total proven           112,343         336,475      480,754       303,000
                         ============   ============  ============= ============

Results Of Operations For Oil And Gas Producing Activities For The Year Ended December 31, 2014 And 2013:

                                                             Year Ended
                                                            December 31,
                                                        2014            2013
                                                  ---------------  -------------
                                                   (unaudited)     (unaudited)

Revenue                                           $     475,630    $    65,615
Operating expenses
   (includes re-working costs, not capitalized)         389,556        316,888
Amortization & depreciation                             144,772         28,357
Depletion                                                32,820          3,896
                                                  --------------  --------------

Operating loss                                         (91,518)      (283,526)

Income tax provision                                          -              -
                                                  --------------  --------------

Results of operations for oil and gas properties  $    (91,518)   $  (283,526)
                                                  ==============  ==============

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013


Cost Incurred For Oil And Gas Property Acquisition, Exploration And Development Activities

                                                For the Years Ended
                                                   December 31,
                                            2014                  2013
                                       ----------------     -----------------
                                         (unaudited)          (unaudited)
Property acquisition
    Unproved                           $       290,000      $      226,100
    Proved                                           -                   -
Exploration                                          -                   -
Development                                          -             118,620
                                       ----------------     -----------------

Total costs incurred                   $       290,000      $      344,720
                                       ================     =================

AGGREGATE CAPITALIZED COSTS

Capitalized costs relating to oil and gas activities for the years ended December 31, 2014 and 2013 are as follows:

                                                       December 31,
                                                  2014               2013
                                            ---------------    -----------------
                                              (unaudited)        (unaudited)

Proved                                      $    1,166,300     $    1,004,300
Unproved                                           290,000                  -
Other Property and Equipment                       950,601            437,109
                                            ---------------    -----------------

Total capitalized costs                     $    2,406,901     $    1,441,409

Accumulated depreciation and depletion            (177,592)           (58,264)
                                            ---------------    -----------------

Net capitalized costs                       $    2,229,309     $    1,382,785
                                            ===============    =================

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013


The discounted future net cash flows related to proved oil and gas reserves at December 31, 2014 and 2013:

                                                    December 31, 2014
                                            Utah        Montana        Total
                                        ------------- ------------- ------------
                                         (unaudited)   (unaudited)  (unaudited)

Future cash inflows                     $  1,347,995  $  2,708,402  $ 4,056,397
Less future costs:
     Operational & Taxes                  (1,093,795)     (996,794)  (1,635,762)
     Development                                   -             -            -
                                        ------------- ------------- ------------
Future net cash flows                        709,063     1,711,608    2,420,671
                  10% discount factor       (108,247)     (261,264)    (369,511)
                                        ============= ============= ============
Standardized measure of discounted
     costs future net cash flows        $    600,816  $  1,450,344  $ 2,051,160


                                                   December 31, 2013
                                          Utah         Montana      Total
                                      -------------- ------------ --------------
                                       (unaudited)   (unaudited)   (unaudited)

Future cash inflows                   $   2,038,603  $          - $  2,038,603

Less future costs:
     Operational & Taxes                 (1,093,795)            -   (1,093,795)
     Development                                  -             -            -
                                      -------------- ------------ --------------
Future net cash flows                       944,808             -      944,808
                 10% discount factor       (410,980)            -     (410,980)
                                      ============== ============ ==============
Standardized measure of discounted
    costs future net cash flows       $     533,828  $          - $    533,828

CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31, 2014 and 2013:

                                                               December 31, 2014
                                                    Utah           Montana           Total
                                                -------------- ---------------- ----------------
                                                 (unaudited)     (unaudited)      (unaudited)
Beginning of the period                         $     533,828  $             -  $       533,828
  Purchase of reserves                                      -          849,649          849,649
   Changes in costs and prices                       (457,164)                         (457,164)
  Extension and discoveries                                 -          810,957          810,957
  Sales of oil and natural gas produced during
         the period, net of production costs          293,337         (210,262)          83,075
  Timing and other considerations                     230,815                -          230,815
                                                -------------- ---------------- ----------------

End of period                                   $     600,816  $     1,450,344  $     2,051,160

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2014 and 2013


                                                      December 31, 2013
                                                Utah       Montana      Total
                                             ----------- ----------- -----------
                                             (unaudited) (unaudited) (unaudited)
Beginning of the period                      $6,547,000  $        -  $6,547,000
 Purchase of proved reserves                    204,000           -     204,000
  Changes in costs and prices                  (143,164)               (143,164)
 Extension and discoveries                            -           -           -
 Sales of oil and natural gas produced during
        the period, net of production costs     (65,000)          -     (65,000)
 Timing and other considerations             (6,009,008)          -  (6,009,008)
                                             ---------- ----------- -----------

End of period                                $  533,828  $        - $   533,828

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HINTO ENERGY, INC.

Dated: April 15, 2015
                                  By: /s/ George Harris
                                      ------------------------------------------
                                      George Harris, Chief Financial Officer
                                        (Principal Executive Officer & Principal
                                                     Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015
                                         HINTO ENERGY, INC.


                             /s/ George Harris
                             -------------------------------------------
                             George Harris, Director


                             /s/ Gary Herick
                             -------------------------------------------
                             Gary Herick, Director


                             /s/ J. David Keller
                             -------------------------------------------
                             J. David Keller, Director