Form 10-K/A
period 2014-12-31
HINTO ENERGY, INC
filed 2015-04-22
CIK 1087734

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


                                EXPLANATORY NOTE

Hinto Energy, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K/A for the Year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015, for the sole purpose of revising the disclosures in Item 8.

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

During the years ended December 31, 2014, we recognized total operational expenses of $2,085,520 compared to $932,764 during the year ended December 31, 2013, an increase of $1,152,756. The increase was a result of increases of $599,553 in consulting fees, a $454,958 increase in oil gas operating expenses, a $64,370, increase in payroll and a $219,173 increase in investor relation expenses offset by a $112,340 decrease in legal expenses. Increases in consulting and payroll were a result of the addition of staff and the increase in oil and gas operation expenses was a direct result of our increased activities in Montana.

During the year ended December 31, 2014, we recognized a net loss of $2,304,035 compared to $1,332,312 during the year ended December 31, 2013. The increase of $971,723 was primarily a result of the $112,035 increase in direct revenue costs, combined with the $1,152,756 increase in operational expenses and an increase of $183,296 in interest expense, offset by the and increase in revenue of $410,015 and a one-time gain on the write off of accrued liabilities of $50,000.

LIQUIDITY

At December 31, 2014, the Company had total current assets of $404,718, consisting of $356,506 in cash, $30,249 in accounts receivable and $54,164 in deposits. At December 31, 2014, the Company had total current liabilities of $578,006, consisting of accounts payable of $389,683, accrued liabilities of $188,324. At December 31, 2014, the Company had working capital deficit of $173,828.

During the year ended December 31, 2014, the Company used $1,027,661 in its operations. During the year ended December 31, 2014, we recognized a net loss of $2,304,035 which was reconciled for non-cash items including: $208,481 in accrued interest converted to stock, $125,000 stock issued for services, $470,900 in options issued to management, $133,238 in amortization, depletion and depreciation expenses and a $50,000 gain on the discount of a promissory note.

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

--------------- -------------------------------------------------------------------- -----------------
NUMBER          DESCRIPTION

3.1             Articles of Incorporation of Hinto Energy, Inc.                                (1)
3.2             Bylaws of Hinto Energy, Inc.                                                   (1)
3.3             Amendment to Articles of Incorporation of Hinto Energy, Inc.                   (7)
3.4             Articles of Incorporation of South Uintah Gas Properties, Inc.                 (8)
3.5             Amendment to Articles of Incorporation of South Uintah Gas                     (8)
                   Properties, Inc.
3.6             Bylaws of South Uintah Gas Properties, Inc.                                    (8)
4.1             Form of Vesting Warrants                                                       (8)
4.2             Form of $0.50 Warrants                                                         (8)
4.3             2011 Stock Option Plan                                                         (12)
10.1            Farmout Agreement                                                              (2)
10.2            Extension to Farmout Agreement                                                 (2)
10.3            Extension to Farmout Agreement - 2009                                          (3)
10.4            Extension to Farmout Agreement - 2010                                          (4)
10.5            Share Purchase Agreement                                                       (5)
10.6            Share Acquisition and Exchange Agreement                                       (6)
10.7            Amended Share Exchange and Acquisition Agreement, dated                        (8)
                   January 23, 2012
10.8            Asset Purchase & Sales Agreement, dated May 9, 2012                            (9)
10.9            Consulting Agreement with George Harris, dated June 1, 2011                    (10)
10.10           Corporate Advisor Director Consulting Engagement Agreement with                (11)
                   Gary Herick, dated April 15, 2011
10.11           Consulting Agreement with Kevin Blair, dated June 1, 2011                      (11)
10.12           Consulting Agreement with David Keller, dated August 4, 2011                   (11)
10.13           Consulting Agreement with Max Sommer, dated June 1, 2011                       (11)
23.1            Consent of Geologist                                                           (12)
31.1            Certification of Chief Financial Officer & Principal Executive
                   Officer pursuant to Section 302 of the Sarbanes-Oxley Act              Filed Herewith
32.1            Certification of Chief Financial Officer & Principal Executive
                   Officer pursuant to Section 906 of the Sarbanes-Oxley Act              Filed Herewith
99.1            Reserve Report, dated April 7, 2015                                            (12)
101.INS         XBRL Instance Document                                                  Filed Herewith(13)
101.SCH         XBRL Taxonomy Extension Schema Document                                 Filed Herewith(13)
101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                   Filed Herewith(13)
101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                    Filed Herewith(13)
101.LAB         XBRL Taxonomy Extension Label Linkbase Document                         Filed Herewith(13)
101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                  Filed Herewith(13)
--------------- ---------------------------------------------------------------------- ---------------------

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

(12)Incorporated by reference from the Company's Form 10K filed with the Securities and Exchange Commission on April 15, 2015.

(13)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN
--------------------------------------------

The Company's consolidated financial statements for the years ended December 31, 2013 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,304,035 and $1,332,312 for the years ended December 31, 2014 and 2013, respectively, and an accumulated deficit of $6,240,169 as of December 31, 2014. At December 31, 2014, the Company had a working capital deficit of $(173,828).

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


                                              HINTO ENERGY, INC.


Dated: April 20, 2015
                                  By: /s/ George Harris
                                      ------------------------------------------
                                      George Harris, Chief Financial Officer
                                        (Principal Executive Officer & Principal
                                                     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 20, 2015
                                         HINTO ENERGY, INC.



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