Form 10-Q
period 2015-03-31
HINTO ENERGY, INC
filed 2015-05-27
CIK 1087734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________ to ___________

                        Commission file number: 000-26317

                               HINTO ENERGY, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            WYOMING                                        84-1384961
   ------------------------                         ------------------------
   (State of Incorporation)                         (IRS Employer ID Number)


        5350 SOUTH ROSLYN STREET, SUITE 400, GREENWOOD VILLAGE, CO 80111
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                  303-647-4850
       ------------------------------------------------------------------
                         (Registrant's Telephone number)


       ------------------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 15, 2015 there were 21,859,994 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)                                      1

            Balance Sheets - March 31, 2015 and December 31, 2014              2

            Statements of Operations  -
                     For Three Months Ended March 31, 2015 and 2014            3

            Statements of Changes in Shareholders' (Deficit) Equity -
                      For the Three Months Ended March 31, 2015                4

            Statements of Cash Flows -
                     For the Three Months Ended March 31, 2015 and 2014        5

            Notes to the Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - NOT APPLICABLE                                   22

Item 4.  Controls and Procedures                                              22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                   23

Item 1A. Risk Factors -  NOT APPLICABLE                                       23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     24

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                              24

Item 5.  Other Information - NOT APPLICABLE                                   24

Item 6.  Exhibits                                                             24

SIGNATURES                                                                    25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                             HINTO ENERGY, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                            March 31,         December 31,
                                                                               2015              2014
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)
Assets
        Current Assets:
               Cash                                                       $       66,670    $      356,506
               Accounts Receivable                                                24,908            30,249
               Deposits                                                           10,864            17,963
                                                                          ---------------   ---------------
        Total Current Assets                                                     102,442           404,718
                                                                          ---------------   ---------------

        Property and Equipment:
               Machinery, net of accumulated depreciation
                     of $35,605 and $28,471, respectively                        157,139           164,274
               Development of Technological Process                              265,043           258,223
                                                                          ---------------   ---------------
        Total Property and Equipment                                             422,182           422,497

        Oil and Natural Gas Properties:
               Proved Properties                                               1,224,255         1,224,255
               Unproved Properties                                                     -                 -
               Other Property and Equipment                                    1,141,817         1,090,601

               Less Accumulated Depreciation and Depletion                      (206,531)         (165,544)
                                                                          ---------------   ---------------
        Total Oil and Natural Gas Properties                                   2,159,541         2,149,312
                                                                          ---------------   ---------------

        Other Assets:
               Deposits                                                          162,500           162,500
                                                                          ---------------   ---------------

Total Assets                                                              $    2,846,665    $    3,139,027
                                                                          ===============   ===============

Liabilities and Stockholders' (Deficit) Equity
        Current liabilities
               Accounts payable                                           $      346,445    $      389,682
               Accrued liabilities                                               291,182           188,324
                                                                          ---------------   ---------------
        Total Current Liabilities                                                637,627           578,006

        Asset recovery obligations                                               168,714           168,714
        Long term note payable                                                 3,025,000         2,975,000
                                                                          ---------------   ---------------

Total liabilities                                                         $    3,824,533    $    3,721,720
                                                                          ---------------   ---------------

Stockholders' (Deficit)  Equity
        Preferred stock, $0.001 par value; 25,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 50,000,000 shares authorized,
         21,859,994  shares issued and outstanding
          at March 31, 2015 and December 31,2014, respectively                    21,860            21,860
        Additional paid-in capital                                             5,635,616         5,635,616
        Accumulated deficit                                                   (6,642,152)       (6,240,169)
                                                                          ---------------   ---------------
               Total Stockholders' (Deficit) Equity                             (984,676)         (582,693)
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                $   2,846,665     $    3,139,027
                                                                          ===============   ===============

See the notes to these consolidated financial statements.

                               HINTO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
                                   (UNAUDTED)



                                                  2015             2014
                                              ---------------   --------------

Revenue:                                      $       65,261    $      28,000

Direct Cost of Revenue                                92,095          124,231
Depreciation and depletion                            40,987           12,690
                                              ---------------   --------------
                                                     (67,821)        (108,921)

Operational expenses:
      Operating Lease expense                         62,499           15,816
      General and Administrative expense              87,088          108,937
      Consulting fees                                107,450          101,279
                                              ---------------   --------------
          Total operational expenses                 257,037          226,032
                                              ---------------   --------------

Other Income (Expenses)
      Gain on write off of accrued debt                    -           50,000
      Interest income                                      -                -
      Interest expense                               (77,125)         (49,211)
                                              ---------------   --------------
          Total other income (expense)               (77,125)             789
                                              ---------------   --------------

Net loss                                      $     (401,983)   $    (334,164)
                                              ===============   ==============

Per share information

Net loss per common share
      Basic                                   $        (0.01)   $       (0.02)
      Fully diluted                                        *                *
                                              ===============   ==============

Weighted average number of common
      stock outstanding                           21,859,995       20,627,629
                                              ===============   ==============

      * Not provided as it is anti-dilutive


See the notes to these consolidated financial statements.

                                                HINTO ENERGY, INC.
                             CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2015
                                                   (UNAUDITED)


                                        Common Stock               Additional                         Total
                              ---------------------------------     paid-in        Accumulated     Stockholders'
                                Number of Shares   Amount           Capital          Deficit          Equity
                              ---------------------------------  ---------------  --------------  ---------------
Balance - December 31, 2014           21,859,994   $    21,860   $    5,636,616   $  (6,240,169)  $     (582,693)

Net Loss                                       -             -                -        (401,983)        (401,983)
                              -------------------  ------------  ---------------  --------------  ---------------
Balance - December 31, 2014           21,859,994   $    21,860   $    5,636,616   $  (6,642,152)  $     (984,676)
                              ===================  ============  ===============  ==============  ===============


See the notes to these consolidated financial statements.

                                    HINTO ENERGY, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2015
                                       (UNAUDITED)

                                                                2015            2014
                                                           --------------   -------------
Cash Flows from Operating Activities:
        Net Loss                                           $    (401,983)   $   (334,164)
Adjustments to net loss for non-cash items:
        Accrued interest converted to stock                            -          26,562
        Stock issued for services                                      -           2,500
        Amortization, Depreciation and Depletion                  48,122          15,671
        Asset remediation expenses                                     -               -
        Gain on discount of promissory note                            -         (50,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
        Decrease in accounts receivable                            5,341           8,560
        Decrease in deposits and advances                          7,099         (33,752)
        Increase in accounts payable                             (43,237)        (35,075)
        Increase in accrued liabilities                          102,858          38,898
                                                           --------------   -------------
Net Cash Used by Operating Activities                           (281,800)       (360,800)
                                                           --------------   -------------

Cash Flows from Investing Activities
        Purchase of leases                                             -          (4,000)
        New well development                                           -               -
        Purchase of machinery and equipment                            -         (19,500)
        Development of technological process                      (6,820)         (3,154)
        Well rework                                              (51,216)        (52,976)
                                                           --------------   -------------
Net Cash Used in Investing Activities                            (58,036)        (79,630)
                                                           --------------   -------------

Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                50,000       2,000,000
        Payments on other notes payable                                -         (60,000)
        Increase in stock subscriptions payable                        -          30,000
                                                           --------------   -------------
Net Cash Provided by Financing Activities                         50,000       1,970,000
                                                           --------------   -------------

Net (Decrease) Increase in Cash                                 (289,836)      1,529,570

Cash and Cash Equivalents - Beginning of Period                  356,506          97,716
                                                           --------------   -------------

Cash and Cash Equivalents - End of Period                  $      66,670    $  1,627,286
                                                           ==============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                     $           -    $          -
                                                           ==============   =============
        Cash paid for income taxes                         $           -    $          -
                                                           ==============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        ACTIVITIES:
        Subscription Receivable                            $           -    $    (30,000)
                                                           ==============   =============
        Amortization of Warrant issued for services        $           -    $          -
                                                           ==============   =============


See the notes to these consolidated financial statements.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION
-------------------------------------------

BUSINESS

Hinto Energy, Inc. ("the Company") was incorporated in February 13, 1997 in the state of Wyoming. The Company and its wholly-owned subsidiary, South Uintah Gas Properties, Inc. ("South Uintah") are involved in the acquisition and development of oil and gas prospects. The Company has oil and gas leases, wells and new drilling prospects in Ohio, Utah and Montana.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)



                                   LIFE IN
               ASSET TYPE           YEARS    MARCH 31, 2015   DECEMBER 31, 2014
-------------------------------- ---------- ----------------- -----------------
Machinery                           5 - 7         $  192,745       $   192,745
                                 ---------- ----------------- -----------------
Subtotal                                             192,745           192,745
Less Accumulated Depreciation                        (35,606)          (28,471)
                                 ---------- ----------------- -----------------
Net Book Value                                    $  157,139       $   164,274
                                 ========== ================= =================

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company has been working to develop its own proprietary technological process for re-energizing wells, that focuses on the use of the water jetting to expand production of wells. At this time the Company, is capitalizing those costs incurred in the design and building of the prototypes for the process used in testing and as the process is still in the testing stage, has not depreciated the values. At March 31, 2015 and December 31, 2024, the Company has booked $265,043 and $258,223, respectively to the process.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)
IMPAIRMENT

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of March 31, 2015 and December 31, 2014.

DEPENDENCE ON MAJOR CUSTOMERS

During the three months ended March 31, 2015 and 2014, the Company's revenues were attributable to sales of oil to two customers. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the three months ended March 31, 2015 and the year ended December 31, 2014.

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

NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)
March 31, 2015, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

There were accounting standards and interpretations issued during the three months ended March 31, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN
--------------------------------------------

The Company's unaudited consolidated financial statements for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $401,983 for the three months ended March 31, 2015, and an accumulated deficit of $6,642,152 as of March 31, 2015. At March 31, 2015, the Company had a working capital deficit of $(535,185).

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

NOTE 4 - OIL AND GAS LEASES
---------------------------

Oil and gas properties consisted of the following as of March 31, 2015 and December 31, 2014:

                                    MARCH 31,          DECEMBER 31,
                                       2015               2014
                                ------------------- ------------------
Proved   properties                  $ 1,224,255        $ 1,224,255
Unproved properties                            -                  -
                                ------------------- ------------------
                                     $ 1,224,255        $ 1,224,255
      Accumulated depletion               39,388             32.820
                                ------------------- ------------------
                                     $ 1,184,867        $ 1,191,435
                                =================== ==================

During the three months ended March 31, 2015, the Company recognized a depletion expense of $39,388 and $32,820, during the year ended December 31, 2014.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

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

During the year ended December 31, 2014 and the quarter ended March 31, 2015, the Company did not expend any development costs in connection with the re-working of this well. The Company has not abandoned the well, rather management refocused it re-work efforts on those properties that are oil producing and closer to revenue production. The well is connected to a pipeline and produces gas, thereby holding the lease by production.

MEDINA COUNTY, OHIO

In October 2014, the Company acquired a 75% non-operated interest in an exploratory well in Medina County, Ohio in exchange for an investment of $150,000. The Company will retain a 75% non-operated interest in this initial well and any future wells developed on this property. Hinto has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities. At March 31, 2015, the Company had provided $176,927.

The Operator drilled and completed the well during December 2014 - January 2015. In mid-January, the state of Ohio approved the well for production.

NOTE 5 - LONG TERM NOTE PAYABLES, CONVERTIBLE

On January 20, 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note. The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and an exercisable into shares of the Company's common stock at $1.00 per share. At March 31, 2015, the note had accrued interest of $917.

$2 MILLION CONVERTIBLE PROMISSORY NOTE

On January 22, 2014, the Company issued a Secured Convertible Promissory Note in exchange for cash of $2,000,000 in order to support continuing operations and the Company's re-completion and drilling plans in its oil and gas fields in Utah and Montana.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

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

At March 31, 2015, the note has accrued interest of $99,726.

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

The $400,000 Secured Convertible Promissory Note has a term of 3 years and accrues interest at a rate of 10% per annum with quarterly interest payments. The Note is convertible into shares of the Company's common stock at a rate of $1.00 per share. Since the stock price was below $1.00 at the time of signing the note was issued at a premium so no value is apportioned to the conversion feature when recording the issuance per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value.

At March 31, 2015, the $400,000 Secured Convertible Promissory Note has accrued interest of $9,863.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)


At March 31, 2015, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $33,649 in interest in connection with the Class A Promissory Notes.

In July 2011, as part of the purchase of the Natural Buttes properties, the Company entered into a promissory for $250,000 with a due date of July 5, 2013 and a conversion rate of $5 per share and non-interest bearing. In December 2011, the terms of the note were modified. The amount was reduced to $100,000 and the conversion rate was removed. In January 2014, the Company negotiated a discharge of the $100,000 note for $50,000 cash.

NOTE 6 - COMMITMENTS & CONTINGENCIES
------------------------------------

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

The Company to date has acquired its own insurance coverage for its interests in the properties to maintain insurance to cover its operations; however, the Company may purchase additional insurance coverage when necessary.

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

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)


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

NOTE 7 - STOCKHOLDERS' DEFICIT
------------------------------

PREFERRED STOCK

The authorized preferred stock of the Company is 25,000,000 shares. Preferred stock can be designated in any series or classes and with those rights, privileges and preferences to be determined at the discretion of the Company's Board of Directors. At March 31, 2015, the Company has not designated any series of preferred stock or issued any shares of preferred stock.

COMMON STOCK

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2015, the Company had 21,859,994 shares of its common stock issued and outstanding.

During the three months ended March 31, 2015, the Company did not issue any shares of its common stock.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the three months ended March 31, 2015, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

A summary of option activity for the three months ended March 31, 2015 is presented below:

                                                 WEIGHTED
                                                 AVERAGE    AGGREGATE   WEIGHTED
                             NUMBER    EXERCISE  EXERCISE   INTRINSIC   AVERAGE
                           OF OPTIONS   PRICE     PRICE     VALUE (1)     LIFE
                          ------------ -------- ---------- ----------- ---------
Balance, January 1, 2015    1,700,000   $0.50     $0.50         -        3 years
   Granted                          -     -         -           -           -
   Exercised                        -     -         -           -           -
   Expired                          -     -         -           -           -
                          ------------ -------- ---------- ----------- ---------
Balance, March 31, 2015     1,700,000   $0.50     $0.50                  3 years
                          ============

(1) The aggregate value of the options is less than zero, as the market price of the shares on March 31, 2015 was less than the exercise price of the option shares.

WARRANTS

During the three months ended March 31, 2015, the Company did not issue any warrants, nor did any warrants expire or were exercised.

A summary of warrant activity for the three months ended March 31, 2015 is presented below:

                                                      WEIGHTED AVERAGE
                                                 -----------------------------
                                                                  REMAINING
                                SHARES UNDER                     CONTRACTUAL
                                   WARRANT       EXERCISE PRICE     LIFE
                              ------------------ --------------- -------------
Balance at January 1, 2015            1,160,000           $0.81          2.65
   Granted                                    -               -             -
   Exercised                                  -               -             -
   Expired                                    -               -             -
                              ------------------ --------------- -------------
Balance at March 31, 2015            1,1600,000           $0.81          2.38
                              ==================

NOTE 11 - INCOME TAXES
----------------------

The Company is subject to domestic income taxes. The Company has recognized minimal income during the three months ended March 31, 2015 and the year ended December 31, 2014, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2035. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

                               HINTO ENERGY, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2015 and 2014
                                   (Unaudited)

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                ESTIMATED NOL             VALUATION      NET TAX
                             CARRY-FORWARD BENEFIT        ALLOWANCE      BENEFIT
                          ======================================================

        March 31, 2015             $1,324,222           $(1,324,222)         -
       December 31, 2014           $1,245,187           $(1,245,1877)        -


NOTE 12 - SUBSEQUENT EVENTS
---------------------------

The Company has evaluated it activities subsequent to March 31, 2015 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS

While we have generated increased revenues from our operational activities, these revenues are not sufficient to support our operational activities, which are focused on re-working our existing properties and seeking attractive property acquisitions in order to reach production goals. We have minimal capital cash. We will continue to need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the three months ended March 31, 2015, we continued our re-work efforts on our Cisco, Utah properties and at the end of the quarter saw our first gas production from the wells.

FINANCING EFFORTS

On January 20, 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note. The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and an exercisable into shares of the Company's common stock at $1.00 per share. At March 31, 2015, the note had accrued interest of $917.81

We will require substantial additional capital to support our existing and proposed future energy operations. We have ONLY DURING THE LATTER HALF OF 2014, STARTED REALIZING REOCCURRING AND CONSISTENT REVENUE, ALTHOUGH INSUFFICIENT TO FULLY SUPPORT CURRENT OPERATIONS. We have NO committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31,2014

During the three months ended March 31, 2015, the Company recognized revenues of $65,261 from its operational activities compared to $28,000 during the three months ended March 31, 2014. Revenues increased by $37,261, as result of increased production due primarily to re-work efforts at our Mason Lakes Field in Montana. Management expects that production in 2015 to continue to increase, as the field in Montana continues to produce on a consistent basis, continued rework efforts in the Cisco and Medina fields and as it looks to grow its production through acquisitions, though given current oil industry conditions, management expects average sales prices to be lower than in 2014. Although management expects to increase production in 2015, management does not expect revenues to be sufficient to cover the near term costs of operations and administrative expenses without additional drilling or acquisitions.

                                               During the Three Months Ended
                                                         March 31,
                                                 2015                2014
                                           ------------------ ------------------
Revenues                                        $65,261             $28,000
Number of Barrels                            1,757.26 bbls        236.99 bbls
Average Price Per Barrel                        $37.13              $87.25

During the three months ended March 31, 2015 and 2014, the Company recognized a direct cost of revenue of $133,082 and $136,921, respectively. A decrease of $3,839, caused by a decrease of $32,136 in direct costs of revenue offset by an increase of $28,297 in amortization and depletion expense.

During  the  three  months  ended  March  31,  2015,  we  recognized   total
operational expenses of $257,037 compared to $226,032 during the three months ended March 31, 2014, an increase of $31,005. The increase was primarily the result of decreases of $21,849 in general and administrative expenses, offset by a $46,683 increase in operating lease expenses and a $6,171 increase in consulting fees.

During the three months ended March 31, 2015, we recognized a net loss of $401,983 compared to $334,164 during the three months ended March 31, 2014. The increase of $67,819 was primarily a result of the $37,261 increase in revenue offset by the increase of $27,914 increase in interest expense combined with an increase of $24,197 in operational expenses.

LIQUIDITY

At March 31, 2015, the Company had total current assets of $102,442, consisting of cash of $66,670, accounts receivable of $24,908 and deposits of $10,864. At March 31, 2015, the Company had total current liabilities of $637,627, consisting of, accounts payable of $346,445 and accrued liabilities of $291,182. At March 31, 2015, we have a working capital deficit of $535,185.

During the three months ended March 31, 2015, we used cash of $281,800 in operations. During the three months ended March 31, 2015, we recognized a net loss of $401,983, which was adjusted for the non-cash item of depletion and depreciation of $48,122.

During the three months ended March 31, 2014, we used cash of $360,800 in operations. During the three months ended March 31, 2014, the Company recognized a net loss of $334,164, which was adjusted for the non-cash items of $26,562 in interest paid using stock, $2,500 in services paid for with stock, $15,671 in depletion and depreciation and $50,000 gain on the discount of a promissory note.

During the three months ended March 31, 2015, we used $58,036 in our investing activities, $51,216 in the re-work efforts of our wells and $6,820 in connection with the development of a technological process. During the three months ended March 31, 2014, we used $79,630 in our investing activities including $52,976 in re-work efforts on our wells, $4,000 in the acquisition of oil and gas leases, $19,500 in equipment and $3,154 in development of a technological process.

During the three months ended March 31, 2015, we received $50,000 from our financing activities compared to $1,970,000 during the three months ended March 31, 2014.

On January 20, 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note. The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and an exercisable into shares of the Company's common stock at $1.00 per share. At March 31, 2015, the note had accrued interest of $917.

SHORT TERM.

On a short-term basis, we do not generate revenue sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring expenses and liabilities. For short term needs we will be dependent on receipt, if any, of offering proceeds.

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

Accounts receivable -- oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of March 31, 2015 and December 31, 2014.

DEPENDENCE ON MAJOR CUSTOMERS

During the three months ended March 31, 2015 and 2014, the Company's revenues were attributable to sales of oil to two customers. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at March 31, 2015 and December 31, 2014.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at March 31, 2015, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 1A.  RISK FACTORS
----------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

During the period of January 1, 2015 through March 31, 2015, the Company has made the following unregistered issuances of its securities.

    DATE OF       TITLE OF        NO. OF                       CLASS OF
   ISSUANCE      SECURITIES       SHARES   CONSIDERATION       PURCHASER
-------------- ---------------- --------- --------------- ---------------------
 January 2015    Convertible         -         $50,000     Business Associates
               Promissory Note

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  MINE SAFETY DISCLOSURE.
-------------------------------

Not Applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
-----------------

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

     101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document (1)
----------------

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





                               HINTO ENERGY, INC.
                        -------------------------------
                                  (REGISTRANT)



Dated:   May 27, 2015              By:/s/ George Harris
                                      ------------------------------------------
                                      George Harris
                                      (Chief Executive Officer, Chief Financial
                                      Officer and Principal Accounting Officer)