Form 10-Q
period 2015-06-30
HINTO ENERGY, INC
filed 2015-09-02
CIK 1087734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-26317

HINTO ENERGY, INC.

(Exact name of registrant as specified in its charter)

Wyoming	84-1384961
(State of Incorporation)	(IRS Employer ID Number)

5350 South Roslyn Street, Suite 400, Greenwood Village, CO 80111

(Address of principal executive offices)

303-647-4850

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

Yes	[x]	No	[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of  May 15, 2015 there were 21,859,994 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

HINTO ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$ 18,153	$ 356,506
Accounts Receivable	4,343	30,249
Deposits	100	17,963
Total Current Assets	22,596	404,718

Property and Equipment:
Machinery, net of accumulated depreciation
of $39,067 and $28,471, respectively	140,154	164,274
Development of Technological Process	100,000	258,223
Total Property and Equipment	240,154	422,497

Oil and Natural Gas Properties:
Proved Properties	1,216,300	1,224,255
Unproved Properties	-	-
Other Property and Equipment	1,028,446	1,090,601
Less Accumulated Depreciation and Depletion	(260,169)	(165,544)
Total Oil and Natural Gas Properties	1,984,577	2,149,312

Other Assets:
Deposits	162,500	162,500

Total Assets	$ 2,409,827	$ 3,139,027

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$ 369,101	$ 389,682
Accrued liabilities	423,234	169,629
Subscriptions received	-	-
Notes payable, other	40,000	-
Total Current Liabilities	832,335	559,311

Asset recovery obligations	168,714	168,714
Long term note payable	3,025,000	2,975,000

Total liabilities	$ 4,026,049	$ 3,703,025

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized,
21,859,995 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	21,860	21,860
Additional paid-in capital	5,635,616	5,635,616
Subscription receivable	-	-
Common stock, subscribed	-	-
Accumulated deficit	(7,273,698)	(6,221,474)
Total Stockholders' Equity	(1,616,222)	(563,998)

Total liabilities and stockholders' equity	$ 2,409,827	$ 3,139,027

See the notes to these consolidated financial statements.

HINTO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:	$ 44,883	$ 163,339	$ 110,144	$ 191,339

Direct Cost of Revenue	100,606	51,306	192,701	175,537
Depreciation and depletion	48,037	(4,684)	89,024	8,006
	(103,760)	116,717	(171,581)	7,796

Operational expenses:
Operating Lease expense	49,867	309,931	112,366	325,747
General and Administrative expense	42,082	187,660	129,170	296,597
Consulting fees	79,831	126,881	187,281	228,160
Total operational expenses	171,780	624,472	428,817	850,504

Other Income (Expenses)
Gain on write off of accrued debt	-	-	-	50,000
Asset Impairment	(296,417)	-	(296,417)	-
Interest expense	(78,284)	(49,663)	(155,409)	(98,874)
Total other income (expense)	(374,701)	(49,663)	(451,826)	(48,874)

Net loss	$ (650,241)	$ (557,418)	$ (1,052,224)	$ (891,582)

Per share information

Net loss per common share
Basic	$ (0.03)	$ (0.03)	$ (0.04)	$ (0.04)
Fully diluted	*	*	*	*

Weighted average number of common
stock outstanding	21,859,995	21,111,977	21,859,995	21,214,689

* Not provided as it is anti-dilutive

See the notes to these consolidated financial statements.

HINTO ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance - December 31, 2014	21,859,994	$ 21,860	$ 5,635,616	$ (6,221,474)	$ (563,998)

Net Loss	-	-	-	(1,052,224)	(1,052,224)
Balance - June 30, 2015	21,859,994	$ 21,860	$ 5,635,616	$ (7,273,698)	$ (1,616,222)

See the notes to these consolidated financial statements.

HINTO ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
UNAUDITED
	Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$ (1,052,224)	$ (891,582)
Adjustments to net loss for non-cash items:
Accrued interest converted to stock	-	41,357
Stock issued for services	-	80,000
Amortization, Depreciation and Depletion	102,697	44,382
Asset impairment	296,417	-
Gain on discount of promissory note	-	(50,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Increase) decrease in accounts receivable	25,906	(34,819)
(Increase) decrease in deposits and advances	17,863	(26,157)
Increase (decrease) in accounts payable	(20,580)	64,500
Increase in accrued liabilities	253,604	58,410
Net Cash Used by Operating Activities	(376,317)	(713,909)

Cash Flows from Investing Activities
Purchase of leases	-	(4,000)
(Purchase) sale of machinery and equipment	6,000	(69,932)
Development of technological process	(6,820)	(73,823)
Well rework	(51,216)	(185,487)
Net Cash Used in Investing Activities	(52,036)	(333,242)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	50,000	2,000,000
Proceeds (payments) other notes payable	40,000	(65,000)
Proceeds from sale of common stock	-	30,000
Increase in stock subscriptions payable	-	-
Stock to be issued for services	-	-
Proceeds from the exercise of warrants	-	-
Net Cash Provided by Financing Activities	90,000	1,965,000

Net cash received (used)	(338,353)	917,849

Cash and Cash Equivalents - Beginning of Period	356,506	97,716

Cash and Cash Equivalents - End of Period	$ 18,153	$ 1,015,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 764	$ 4,981
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES:
Issuance of promissory note for services	$ -	$ -
Issuance of common stock for deposits and
accounts payable	$ -	$ -
Subscription Receivable	$ -	$ (90,000)
Warrant issued for services	$ -	$ 28,500
Amortization of Warrant issued for services	$ 9,619	$ 3,182

See the notes to these consolidated financial statements.

HINTO ENERGY, INC.

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

HINTO ENERGY, INC.

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

Asset Type	Life in Years	June 30, 2015	December 31, 2014
Machinery	5 - 7	$ 179,221	$ 192,745
Subtotal		179,221	192,745
Less Accumulated Depreciation		(39,067)	(28,471)
Net Book Value		$ 140,154	$164,274

During the six months ended June 30, 2015, the Company disposed of $13,524 in machinery.

During the three  months  ended March 31, 2015 and the year ended  December  31, 2014, the Company has been working to develop its own proprietary  technological process for re-energizing wells, that focuses on the use of the water jetting to expand  production of wells.  The Company capitalized those costs incurred in the design and building of the prototypes for the process used in testing and as the process was still in the testing stage, had not depreciated the values.  At March 31, 2015 and December 31, 2014, the Company had booked $265,043 and $258,223, respectively to the process.  During the three months ended June 30, 2015, upon management's review of the technology and the results of testing performed in the previous quarter, the decision was to impair the booked value of the technological process by $165,043.

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

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

Accounts receivable - oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of June 30, 2015 and December 31, 2014.

Dependence on Major Customers

During the six months ended June 30, 2015 and 2014, the Company's revenues were attributable to sales of oil to two customers. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the six months ended June 30, 2015 and the year ended December 31, 2014.

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

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three and six months ended June 30, 2015, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

There were accounting standards and interpretations issued during the six months ended June 30, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's unaudited consolidated financial statements for the six months ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,052,224 for the six months ended June 30, 2015 ($650,241 for the three months ended June 30, 2015), and an accumulated deficit of $7,273,698 as of June 30, 2015.  At June 30, 2015, the Company had a working capital deficit of $(809,739).

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

NOTE 4 - OIL AND GAS LEASES

Oil and gas properties consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Proved properties	$ 1,216,300	$ 1,224,255
Unproved properties	-	-
	$ 1,216,300	$ 1,224,255
Accumulated depletion	43,726	32.820
	$ 1,172,574	$ 1,191,435

During the six months ended June 30, 2015 and 2014, the Company recognized a depletion expense of $10,906 and $8,006.

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

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

The leases consist of 8 oil wells and 1 water supply well.  The Company has begun the early analysis of the field and wells and is developing a re-work plan for the wells.  The Company has initially placed 1 well on production.

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

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

During the year ended December 31, 2014 and the six months ended June 30, 2015, the Company did not expend any development costs in connection with the re-working of this well. The Company has not abandoned the well, rather management refocused it re-work efforts on those properties that are oil producing and closer to revenue production.  The well is connected to a pipeline and produces gas, thereby holding the lease by production.  The Company intends to focus efforts on the well during 2014. During the year ended December 31, 2012, the Company expended $198,500 in cash for the completion of a gas pipeline connection, surface equipment and initial well rework on the 22-1 Well.

Medina County, Ohio

In October 2014, the Company acquired a 75% non-operated interest in an exploratory well in Medina County, Ohio in exchange for an investment of $150,000.  The Company will retain a 75% non-operated interest in this initial well and any future wells developed on this property.  Hinto has also established a 36 square mile AMI (area of mutual interest) with the operator, which could provide for additional drilling opportunities.  At June 30, 2015, the Company recorded and impairment charge of $126,926 and is now carrying the project at a value of $50,000.

The Operator drilled and completed the well during December 2014 - January 2015.  In mid-January, the state of Ohio approved the well for production and the well has been temporarily shut in due in part to low crude oil pricing.

HINTO ENERGY, INC.

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

NOTE 5 - LONG TERM NOTES PAYABLE

In May 2015, the Company issued an unsecured corporate promissory note in exchange for funds of $40,000 from its majority shareholder, in order to continue to support operations.  The note has a term of 1 year and accrues interest at a rate of 10% per annum.

On January 20, 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note.  The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and convertible into shares of the Company's common stock at $1.00 per share.  At June 30, 2015, the note had accrued interest of $2,164.

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

At June 30, 2015, the note has accrued interest of $149,589.

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

At June 30, 2015, the $400,000 Secured Convertible Promissory Note has accrued interest of $19,836.

HINTO ENERGY, INC.

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

At June 30, 2015, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $50,852 in interest in connection with the Class A Promissory Notes.  The Company is in default of the payment of interest on such Notes.

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

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

The Company has liability insurance coverage for its oil and gas wells for the periods ended June 30, 2015 and December 31, 2014.  The coverage is $6,000,000 per occurrence and $7,000,000 in the aggregate.

There can be no assurance that insurance will be adequate to cover any losses or exposure to liability. Although the Company believes that the policies obtained by the third party operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

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

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

The authorized preferred stock of the Company is 25,000,000 shares.  Preferred stock can be designated in any series or classes and with those rights, privileges and preferences to be determined at the discretion of the Company's Board of Directors.  At June 30, 2015, the Company has not designated any series of preferred stock or issued any shares of preferred stock.

Common Stock

The authorized common stock of the Company is 50,000,000 shares of common stock with a $0.001 par value.  At June 30, 2015, the Company had 21,859,995 shares of its common stock issued and outstanding.

During the six months ended June 30, 2015, the Company did not issue any shares of its common stock.

HINTO ENERGY, INC.

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

Subscription Receivable

During March 2014, the Company received $30,000 and issued the shares of common stock.

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

The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options. During the three months ended June 30, 2015, the Board did not approve the grant of any options to purchase shares of common stock, nor the conditions, performance or vesting requirements.

A summary of option activity for the six months ended June 30, 2015 is presented below:

	Number of Options	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Life
Balance, January 1, 2015	1,700,000	$0.50	$0.50	-	3 years
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2015	1,700,000	$0.50	$0.50		3 years

(1)  The aggregate value of the options is less than zero, as the market price of the shares on June 30, 2015 was less than the exercise price of the option shares.

Warrants

During the six months ended June 30, 2015, the Company did not issue any warrants, nor did any warrants expire or were exercised.

A summary of warrant activity for the six months ended June 30, 2015 is presented below:

Weighted Average
Remaining
	Shares Under		Contractual
	Warrant	Exercise Price	Life
Balance at January 1, 2015	1,160,000	$0.81	2.65
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2015	1,1600,000	$0.81	2.15

HINTO ENERGY, INC.

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

NOTE 11 - INCOME TAXES

The Company is subject to domestic income taxes.  The Company has recognized minimal income during the six months ended June 30, 2015 and the year ended December 31, 2014, and therefore has paid no income tax.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

	Estimated NOL Carry-forward benefit	Valuation Allowance	Net Tax Benefit

June 30, 2015	$1,455,632	$(1,455,632)	-
December 31, 2014	$1,245,187	$(1,245,1877)	-

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to June 30, 2015 and through the issuance of the financial statements and found has the following reportable subsequent events:

Director Resignation

Effective June 18, 2015, Mr. Keller, a director of the Company, resigned from the Company's Board of Directors.

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

PLAN OF OPERATIONS

While we have generated increased revenues from our operational activities, these revenues are not sufficient to support our operational activities, which are focused on re-working our existing properties and seeking attractive property acquisitions in order to reach production goals.  We have minimal capital and cash. We will continue to need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

During the six months ended June 30, 2015, we continued our re-work efforts on our Cisco, Utah properties.

Financing Efforts

On January 20, 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note.  The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and an exercisable into shares of the Company's common stock at $1.00 per share.  At June 30, 2015, the note had accrued interest of $2,164.

In May 2015, the Company issued an unsecured corporate promissory note in exchange for funds of $40,000 from its majority shareholder, in order to continue to support operations.  The note has a term of 1 year and accrues interest at a rate of 10% per annum.

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

RESULTS OF OPERATIONS

For the Three Months Ended June, 2015 Compared to the Three Months Ended  June 30,2014

During the three months ended June 30, 2015, the Company recognized revenues of $44,883 from its operational activities compared to $163,339 during the three months ended June 30, 2014.  Revenues decreased by $118,456, as result of decreased production and lower oil prices.  Management looks to grow its production through acquisitions, though given current oil industry conditions, management expects average sales prices to be substantially lower than in 2014.  Management does not expect revenues to be sufficient to cover the near term costs of operations and administrative expenses without additional drilling or acquisitions.

	During the Three Months Ended
	June 30,
	2015	2014
Revenues	$44,883	$163,339
Number of Barrels	933 bbl.	1875 bbl.
Average Price Per Barrel	$48.10	$87.11

During the three months ended June 30, 2015 and 2014, the Company recognized a direct cost of revenue of $148,643and $46,622, respectively.  Representing an increase of $102,021, caused primarily by an increase in production taxes of $42,081 and an increase in depreciation expense of $21,101.

During the three months ended June 30, 2015, we recognized total operational expenses of $172,038 compared to $624,472 during the three months ended June 30, 2014, a decrease of $452,434.  The decrease was a result of decreases of $145,320 in general and administrative expenses, $260,064 in operating lease expenses and $47,050 in consulting fees.

During the three months ended June 30, 2015, we recognized a net loss of $650,241 compared to $557,418 during the three months ended June 30, 2014.  The increase of $92,823 was primarily a result of a reduction in revenue of $118,456, an increase in cost of revenue, depreciation and depletion of $102,021, a decrease in operational expenses of 452,343, an increase in asset impairment expense of $296,and by the increase of $28,621 in interest expense.

For the Six Months Ended June, 2015 Compared to the Six Months Ended  June 30,2014

During the six months ended June 30, 2015, the Company recognized revenues of $110,144 from its operational activities compared to $191,339 during the six months ended June 30, 2014.  Revenues decreased by $81,195, in spite of a 27% increase in production, due to a 55% decrease in average oil prices.

	During the Six Months Ended
	June 30,
	2015	2014
Revenues	$110,144	$191,339
Number of Barrels	2,690 bbl.	2,109 bbl.
Average Price Per Barrel	$40.94	$90.72

During the six months ended June 30, 2015 and 2014, the Company recognized a direct cost of revenue of $192,701 and $175,537, respectively, representing an increase of $17,164, caused by a decrease of $32,136 in direct costs of revenue offset by an increase of $28,297 in amortization and depletion expense.

During the three six ended June 30, 2015we recognized total operational expenses of $429,075 compared to $850,504 during the six months ended June 30, 2014, a decrease of $421,429.  The decrease resulted primarily from decreases of $167,169 in general and administrative expenses, $213,381 in operating lease expenses and $40,879 in consulting fees.

During the six months ended June 30, 2015, we recognized a net loss of $1,052,224 compared to a net loss of $891,582 during the six months ended June 30, 2014.  The increase of $160,642 was primarily a result of the $81,195 decrease in revenue, an $81,018 increase in depreciation and depletion, the $421,429 reduction in total operating expenses, the $296,417 increase in asset impairment expense and the $56,535 increase in interest expense.

LIQUIDITY

At June 30, 2015, the Company had total current assets of $22,596, consisting of cash of $18,153, accounts receivable of $4,343 and deposits of $100.  At June 30, 2015, the Company had total current liabilities of $832,335, consisting of, accounts payable of $369,101, accrued liabilities of $423,234 and a note payable of $40,000.  At June 30, 2015, we have a working capital deficit of $809,739.

During the six months ended June 30, 2015, we used cash of $338.353 in operations.  During the six months ended June 30, 2015, we recognized a net loss of $1,052,224, which was adjusted for the non-cash items of depletion and depreciation of $102,697 and asset impairment of $296,417.

During the six months ended June 30 2014, we used cash of $713,909 in operations. During the six months ended June 30, 2014, we recognized a net loss of $891,582, which was adjusted for the non-cash items of interest paid in stock of $41,357, services of $80,000 paid in common stock and depletion and depreciation of $44,382 and a gain on the discount of promissory note of $50,000.

During the six months ended June 30, 2015, we used $52,036 in our investing activities, consisting of receipt of $6,000 from an equipment sale, $51,216 in the re-work efforts of our wells and $6,820 in connection with the development of a technological process.

During the six months ended June 30, 2014, we used $333,242 in our investing activities, $185,487 in the re-work efforts of our wells, $4,000 in the acquisition of additional oil and gas leases, $69,932 in equipment and $73,823 in connection with the development of a technological process.

During the six months ended June 30, 2015, we received $90,000 from our financing activities compared to $1,965,000 during the six months ended June 30, 2014.

In May 2015, the Company issued an unsecured corporate promissory note in exchange for funds of $40,000 from its majority shareholder, in order to continue to support operations.  The note has a term of 1 year and accrues interest at a rate of 10% per annum.

In January 2015, the Company in exchange for $50,000 issued a $50,000 unsecured convertible promissory note.  The unsecured convertible promissory note has a term of 3 years, an annual interest rate of 10% and an exercisable into shares of the Company's common stock at $1.00 per share.

Default on Interest Payments

At June 30, 2015, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $50,852 in interest in connection with the Class A Promissory Notes.  The Company is in default of the payment of interest on such Notes.

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

Accounts receivable - oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of June 30, 2015 and December 31, 2014.

Dependence on Major Customers

During the six months ended June 30, 2015 and 2014, the Company's revenues were attributable to sales of oil to two customers. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt at June 30, 2015 and December 31, 2014.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")) and   that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Vice President of Finance (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this  report.  Based on the foregoing evaluation and the evaluation conducted at June 30, 2015,  our Vice President of Finance has concluded that our disclosure controls and procedures  are  not effective  in  timely  alerting management them to  material  information required  to be  included  in  our  periodic  SEC  filings  and to  ensure  that information  required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Financial  Officer,  to allow  timely  decisions  regarding  required  disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of June 30, 2015, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2015 through June 30, 2015, the Company did not issue any of its securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

At June 30, 2015, the Company had $575,000 in outstanding Class A Promissory Notes and has accrued $50,852 in interest in connection with the Class A Promissory Notes.  The Company is in default of the payment of interest on such Notes.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.  OTHER INFORMATION

Effective June 18, 2015, Mr. Keller, a director of the Company, resigned from the Company's Board of Directors.

ITEM 6.  EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1	Certification of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Schema Document (1)

101.CAL	XBRL Calculation Linkbase Document (1)

101.DEF	XBRL Definition Linkbase Document (1)

101.LAB	XBRL Labels Linkbase Document (1)

101.PRE	XBRL Presentation Linkbase Document (1)

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

HINTO ENERGY, INC.

(Registrant)

Dated:   September 1, 2015

By:  /s/      Gary Herick

Gary Herick, Executive Vice President

(Principal Executive & Accounting Officer)